Form 10QSB
period 2007-12-31
Jamaica Jim,Inc.
filed 2008-02-08
CIK 1420178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Jamaica Jim, Inc.
(Exact name of registrant as specified in charter)

Nevada	333-148042	20-8538041
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

102 Lakeside Drive, Stephens City, Virginia 22655
(Address of principal executive offices)

(540) 664-2934
(Registrant’s Telephone Number, including Area Code)

☒ Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐     Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2007: 6,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

JAMAICA JIM, INC.
Index

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Jamaica Jim Inc

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Jamaica Jim Inc as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Jamaica Jim Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Las Vegas, Nevada
January 25, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Jamaica Jim, Inc.

(A Development Stage Company)

Balance Sheet

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period September 30, 2007 to December 31, 2007 - Unaudited

ASSETS:	Unaudited	Audited
	Three Months Ending 12/31/2007	Fiscal Year Ending 9/30/3007
Current Assets:
Cash	$0	$0
Inventory	0	0
Totals Current Assets	$0	$0
Long Term Assets – Trademark	61,300	61,300
Total Assets	61,300	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$0	$0
Total Current Liabilities	0	0
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	55,300	55,300
Accumulated Deficit	0	0
Total Stockholders’ Equity	61,300	61,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,300	$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Operations

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period September 30, 2007 to December 31, 2007 - Unaudited

	Unaudited Period October 1st, 2007 to December 31, 2007	Audited Period January 26, 2007 (inception) to September 30, 2007
Revenue	$0	$0
Expenses
General and administrative expenses	0	0
Total Expenses		0
Net (Loss)	$0	$0
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000
Net loss per share - basic and fully diluted	0	0

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period September 30, 2007 to December 31, 2007 - Unaudited

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital		Deficit	Totals
Balance - January 26, 2007	-	$-	$-		$-	$-
Shares issued to founder for services	0	0.00			-	0
Shares issued for services	358,500	358.00			-	358
Shares issued for cash	5,641,500	5,641	55,301		-	60,942
Net loss	-	-	-		0	0
Balance - September 30, 2007	6,000,000	$5,999	$55,301	$		$61,300
Balance – September, 2007	-	$-	$-		$-	$-
Shares issued to founder for services	0	0.00			-	0
Shares issued for services	358,500	358.00			-	358
Shares issued for cash	5,641,500	5,641	55,301		-	60,942
Net loss	-	-	-		0	0
Balance – December 31, 2007	6,000,000	$5,999	$55,301	$		$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period September 30, 2007 to December 31, 2007 - Unaudited

	Unaudited Period October 1st, 2007 to December 31, 2007	Audited Period January 26, 2007 (inception) to September 30, 2007
Cash Flows From Operating Activities:
Net (Loss)	$0	$0
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	0
Changes in assets and liabilities:
Increase in accounts payable	0	0
Net Cash Used in Operating Activities	0	0
Cash Flow From Financing Activities:
Issuance of common stock	61,300	61,300
Net Cash Provided By Financing Activities	0	0
Increase (Decrease) in Cash	0	0
Cash and Cash Equivalents - Beginning of period	0	0
Cash and Cash Equivalents - End of period	$61,300	$61,300
Supplemental Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

JAMAICA JIM INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 26, 2007 and its fiscal year ends is September 30. Jamaica Jim, Inc. is organized under the laws of the State of Nevada to market various products, including suntan lotions, sun block lotions, T-Shirts, sunglasses and accessories, cigars, alcoholic beverages, etc., under the trademarked brand named Jamaica Jim. Jamaica Jim, Inc. will contract to produce, distribute, and sell suntan oil and sunscreen lotion as well as the above mentioned products.

Note 2 Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Revenue Recognition

We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title  passes to customers.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Technology and Content

Technology and content expenses consist principally of consultants’ fees and expenses related to trademark website development, editorial content, and systems support. Technology and content costs are expensed as incurred.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that requires or permits fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year? beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be September 30, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007? The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from January 26, 2007 (inception) to December 31, 2007, the Company issued 6,000,000 shares of common stock to its sole director and consultants for $0.0102 per share valued at $61,300.00.

As of December 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200  per month, but is provided free of charge. During the period ended September 30, 2007 office  rent valued $1,600.00 was provided to the Company. During the three month period ending  December 31, 2007, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As at September 1, 2007, and continuing through the three month period ending December 31,  2007, the President of the Company provided management services to the Company free of  charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

Note 5 Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has generated no income since its inception on January 26, 2007. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carry-forwards	$0
Valuation allowance for deferred tax assets	0
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7: Ongoing Internal Control Evaluation

James L. Silvester, the Company’s sole director and officer an Served as Assistant Vice President of First Federal Savings and Loan, Vice President of Mortgage America, and President of BAS Mortgage. He was twice approved by the Virginia Bureau of Financials to hold a mortgage license. No stop orders of any kind have been issued against Mr. Silvester and he is a passed the Series 63 (Uniform Securities Agent State Law) exam. He holds an MBA degree in finance and taught corporate and business finance on the college level. He is a noted business author (books and articles) on entrepreneurial issues and currently operates a business and financial consulting firm in Virginia. Jamaica Jim Audit Control Program

The Company operates on a cash basis whereas revenues are recognized and recorded when physically received and expenses are recognized when physically paid.

All checks are written with an appropriate account number on each check taken from the chart of accounts, and posted in the memo section of the check designating the proper expense category. All journal transactions are coded with appropriate account numbers from the table of accounts designing the proper expense category.

All purchase transactions are made by “purchase order requisition (PO)”. When a purchase transaction is paid, a check number, or journal transaction number if paid by electronic transfer, is entered upon the PO and conversely a PO number is applied to the check or journal transaction entry.

All business and financial decisions and transactions will be conducted employing only proper ethnics. No assets will be overstated in value or liabilities understand in value. All acquisitions will be based on fair evaluation and appraisal. The following statement shall be incorporated into the bylaws of the Company, “Should investigations and appraisals be called for by stockholders representing twenty (20) percent or more of the voting shares of the Company on any matter, then no less than two non-affiliate licensed analysts and/ or appraisers will be selected by majority vote of above referenced shareholders to render independent value judgments and opinions on any business or financial transaction deemed suspect by said stockholders.”

The board of directors has been expanded to three (3) members, one of which is an outside director. The of board of directors has appointed an “audit and acquisitions” committee of the board with the responsibility of overseeing all financials audits conducted by the Company and also act as a reviewer of any acquisitions being considered. At least one “outside” board of director’s member shall sit on the audit and acquisition committee.

Upon the expansion of the board of directors as recited above, two signatures will be required on all checks and for all electronic transfers.

Note 8:

 SEC Registration Statement

The Company filed a Form SB-2 registration statement with the United States Securities And Exchange Commission on December 13, 2007 on behalf of selling shareholders. This registration statement became effective on January 8, 2008 at 12 noon.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Moore & Associates, Chartered Accountants, and Advisors audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no

Summary of Operations

During the three month period ending December 31, 2007 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

Investor Relations & Market Maker

The company currently has 6,000,000 common shares outstanding representing 52 shareholders. Company management has called for a general shareholder’s meeting, scheduled for Friday, February 22, 2008.  The purpose of this meeting is to elect directors, appoint officers, and to set the general business operational direction of the Company.

The Company is pursuing its goal of securing a FINRA Market Maker in order to secure listing on the Over-The-Counter Bulletin Board. Negotiations with BMA Securities of Rolling Hills Estates, California were terminated. The Company has since entered talks with of Pennaluna & Company of Coeur d’Alene, Idaho.

Employees/Consultants

Jamaica Jim, Inc. currently utilizes two employees and one consultant. Mr. James Silvester, the Company’s sole officer and director, and Mr. Jason Tevalt manages the Company’s affairs without pay. Consulting services are providing by StockTransfer.Com, of Burlington, Vermont, who serves as our Stock Transfer Agent. The Company retains, Thomas Cooke, of Las Vegas, Nevada as the our legal counsel in matters related to the United States Securities and Exchange Commission (SEC) and Moore & Associates, of Las Vegas, concerning SEC related accounting issues.

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2007

The Company reports no revenues or expenses for the three months ended December 31, 2007; versus no revenues or expenses for the fiscal year ended September 30, 2007. Therefore there is no basis of comparison from prior periods.

Liquidity and Capital Resources

During the 3-months ended December 31, 2007 the Company’s cash and capital position did not change from the previous comparative period of fiscal year ending September 30, 2008.

Management’s Plan of Operations

Company Management has called for a General Shareholder’s Meeting. Notice was given and mailed January 31, 2008.

The purpose of this meeting is to elect directors, appoint officers, form an audit committee, and to discuss and formulate the overall strategy of the Company.

The Company was incorporated in the State of Nevada, United States of America on January 26, 2007 and its fiscal year ends is September 30. Jamaica Jim, Inc. is organized under the laws of the State of Nevada to market various products, including suntan lotions, sun block lotions, T-Shirts, sunglasses and accessories, cigars, alcoholic beverages, etc., under the trademarked brand named Jamaica Jim. Jamaica Jim, Inc. will contract to produce, distribute, and sell suntan oil and sunscreen lotion as well as the above mentioned products.

We cannot anticipate at this time that enough positive internal operating cash flow until such time as we can generate sustained and substantial revenues. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services. As we expand operational activities, we may experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations may not be sufficient to sustain operations and planned expansion. Consequently, we may be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders. We anticipate that we may incur additional operating losses over the next twelve months. Our recently developed sources of revenue, as compared to our prior operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their development stage. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $00.00, and has accumulated deficit of $00.00 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.

Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

ITEM 3.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, for the period ending December 31, 2007

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the nine month period ending December 31, 2007.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, for the period ending December 31, 2007

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Jamaica Jim, Inc.. includes herewith the following exhibits:

1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a) & (18 U.S.C. 1350)

Reports on Form 8-K

None, for the three month period ending December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: February 8, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer