Form 10QSB/A
period 2007-12-31
Jamaica Jim,Inc.
filed 2008-02-25
CIK 1420178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

On February 8, 2008, we filed with the Securities and Exchange Commission (SEC) our quarterly report on Form 10-QSB for the quarterly period ended December 31, 2007.  This quarterly report on Form 10-QSB/A is being filed to include the following Exhibits which were omitted in error from the previously filed Form 10-QSB:

31	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

It is important to note that this restated filing has no effect on our financial statements and accompanying notes.

ITEM 6.

EXHIBITS AND REPORTS

Exhibits

Jamaica Jim, Inc. includes herewith the following exhibits:

31	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: February 22, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer

4