Form 10QSB
period 2008-03-31
Jamaica Jim,Inc.
filed 2008-05-09
CIK 1420178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Jamaica Jim, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Nevada	333-148042	20-8538041
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1114 Fairfax Pike, Suite #26, Stephens City, Virginia 22655

(Address of Principal Executive Office) (Zip Code)

(540) 664-2934

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2008: 6,000,000 shares of common stock.
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

JAMAICA JIM, INC.
Index

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jamaica Jim Inc

(A Development Stage Company)

We have reviewed the accompanying balance sheets of Jamaica Jim Inc as of March 31, 2008, and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2008 and inception January 26, 2007 through March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered
Las Vegas, Nevada April 28, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Jamaica Jim, Inc.

(A Development Stage Company)

Balances Sheets

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period December 31, 2007 to March 31, 2008 - Unaudited

ASSETS:	Unaudited	Audited
	Three Months Ending 3/31/2008	Fiscal Year Ending 9/30/2007
Current Assets:
Cash	$0	$0
Inventory	0	0
Totals Current Assets	$0	$0
Long Term Assets – Trademark	61,300	61,300
Total Assets	61,300	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$0	$0
Total Current Liabilities	0	0
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	55,300	55,300
Accumulated Deficit	0	0
Total Stockholders’ Equity	61,300	61,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,300	$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Operations

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period December 31, 2007 to March 31, 2008 - Unaudited

	Three months ended March 31, 2008	Three months ended March 31, 2007	Six months ended March 31, 2008	Six months ended March 31, 2007	Period January 26, 2007 (inception) to March 31, 2008
Revenue	$0	$0	$0	$0	$0
Expenses
General and administrative expenses	0	0	0	0	0
Total Expenses
Net (Loss)	$0	$0	$0	$0	$0
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000	6,000,000	6,000,000	6,000,000
Net loss per share - basic and fully diluted	0	0	0	0	0

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period December 31, 2007 to March 31, 2008 - Unaudited

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital		Deficit	Totals
Balance - January 26, 2007	-	$-	$-		$-	$-
Shares issued to founder for services	0	0.00			-	0
Shares issued for services	358,500	358.00			-	358
Shares issued for cash	5,641,500	5,641	55,301		-	60,942
Net loss	-	-	-		0	0
Balance – December 31, 2007	6,000,000	$5,999	$55,301	$		$61,300
Balance – December 31, 2007	-	$-	$-		$-	$-
Shares issued to founder for services	0	0.00			-	0
Shares issued for services	358,500	358.00			-	358
Shares issued for cash	5,641,500	5,641	55,301		-	60,942
Net loss	-	-	-		0	0
Balance – March 31, 2008	6,000,000	$5,999	$55,301	$		$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Period January 26, 2007 (Inception)

to September 30, 2007 (End Of Fiscal Year)-Audited

And The Three Month Period December 31, 2007 to March 31, 2008 - Unaudited

	Six months ended March 31, 2008	Six months ended March 31, 2007	Audited Period January 26, 2007 (inception) to March 31, 2008
Cash Flows From Operating Activities:
Net (Loss)	$0	$0	$0
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	0	0
Changes in assets and liabilities:
Increase in accounts payable	0	0	0
Net Cash Used in Operating Activities	0	0	0
Cash Flow From Financing Activities:
Issuance of common stock	61,300	61,300	61,300
Net Cash Provided By Financing Activities	0	0	0
Increase (Decrease) in Cash	0	0	0
Cash and Cash Equivalents - Beginning of period	0	0	0
Cash and Cash Equivalents - End of period	$61,300	$61,300	$61,300
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JAMAICA JIM INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflect the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that requires or permits fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  During the period from January 26, 2007 (inception) to March 31, 2008, the Company issued 6,000,000 shares of common stock to its directors and consultants for $0.0102 per share valued at approximately $61,300.00.

The shares of James L. Silvester, the Company largest shareholder, are included as part of the SB-2 offering but subject to Rule 144 provisions.

As of March 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200 per month, but is provided free of charge. During the period ended September 30, 2007 office rent valued $1,600.00 was provided to the Company. During the three month period ending March 31, 2008, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As at September 1, 2007, and continuing through the three month period ending March 31,  2008, the President of the Company provided management services to the Company free of  charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

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

Note 7: Ongoing Internal Control Evaluation

James L. Silvester, has served as Assistant Vice President of First Federal Savings and Loan, Vice President of Mortgage America, and President of BAS Mortgage. He was twice approved by the Virginia Bureau of Financials to hold a mortgage license. No stop orders of any kind have been issued against Mr. Silvester and he is a passed the Series 63 (Uniform Securities Agent State Law) exam. He holds an MBA degree in finance and taught corporate and business finance on the college level. He is a noted business author (books and articles) on entrepreneurial issues and currently operates a business and financial consulting firm in Virginia. Jamaica Jim Audit Control Program

The Company operates on a cash basis whereas revenues are recognized and recorded when physically received and expenses are recognized when physically paid.

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

The board of directors has been expanded to seven (7) members, one of which is an outside director. The of board of directors has appointed an “audit and acquisitions” committee of the board with the responsibility of overseeing all financials audits conducted by the Company and also act as a reviewer of any acquisitions being considered. At least one “outside” board of director’s member shall sit on the audit and acquisition committee.

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

During the three month period ending March 31, 2008 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

Investor Relations & Market Maker

The company currently has 6,000,000 common shares outstanding representing 52 shareholders. Company management had called for a general shareholder’s meeting, scheduled for Friday, February 22, 2008 which was held and further explain on Page 12, Item 4 herein.  The purpose of this meeting is to elect directors, appoint officers, and to set the general business operational direction of the Company.

The Company is pursuing its goal of securing a FINRA Market Maker in order to secure listing on the Over-The-Counter Bulletin Board. Negotiations with BMA Securities of Rolling Hills Estates, California were terminated. The Company has since entered talks with of Pennaluna & Company of Coeur d’Alene, Idaho. Pennaluna & Company has filed a form 211 application with the Financial Industry Regulatory Authority (FINRA) to secure a ticker symbol and listing on the OTC Bulletin Board. FINRA has reviewed the application and issues relating to said application are pending.  The Company had no prior relationship with Pennaluna or its principals.

Employees/Consultants

Jamaica Jim, Inc. currently has one full time and three part time employees.  James L. Silvester manages the Company’s affairs without pay.  Services are provided by StockTransfer.Com, of Burlington, Vermont, who serves as our Stock Transfer Agent. The Company retains, Thomas Cooke, of Las Vegas, Nevada as the our legal counsel in matters related to the United States Securities and Exchange Commission (SEC) and Moore & Associates, of Las Vegas, concerning SEC related accounting issues.

Corporate Office

The Company maintains commercial office space located at 1114 Fairfax Pike, Suite #26 , Stephens City, VA.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2008

The Company reports no revenues or expenses for the three months ended March 31, 2008; versus no revenues or expenses for the fiscal year ended September 30, 2007. Therefore there is no basis of comparison from prior periods.

Liquidity and Capital Resources

During the 3-months ended March 31, 2008 the Company’s cash and capital position did not change from the previous comparative period of fiscal year ending September 30, 2007 and first quarter ending December 31, 2007.  Management will pay and absorb all Company expenses until disclosed otherwise.  To date, those combined expenses are approximately $20,000.00.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, for the period ending March 31, 2008

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the three month period ending March 31, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company conducted its first annual Shareholders meeting on Friday, February 22, 2008 at Fort Collier in Winchester, Virginia, a famed Civil War Fort.  Shareholders present, constituting a quorum and majority of interest, have motioned and approved the following matters:

•

The board of directors was expended to seven members

•

The board of directors were elected

•

The board of directors elected five outside members

•

The Board of directors expended the scope and authority of the Audit Committee and gave it expanded oversight into all matters of the Company that they deem appropriate, and reserves the right to use this given oversight at any time.

•

In reference to the stated minority control mechanism already in place in the bylaws, that being that twenty percent (20%) of shareholders have the right to protest and declare an end to actions taken by the Board of Directors, has been amended so that their concerns are to be taken up directly with the Audit Committee who will take actions as are deemed necessary and appropriate.

ITEM 5.

OTHER INFORMATION

The Company is amending its original SB-2 Offering Circular.  The Company is also declaring itself a “shell” company.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Jamaica Jim, Inc.. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

None, for the three month period ending March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: May 9, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer Principal Accounting Officer & Treasurer