Form 10QSB/A
period 2007-12-31
Jamaica Jim,Inc.
filed 2008-05-13
CIK 1420178

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2007: 6,000,000 shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.	X	Yes		No
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

Explanatory Note

On February 8, 2008, we filed with the Securities and Exchange Commission (SEC) our quarterly report on Form 10-QSB for the quarterly period ended December 31, 2007.  This second quarterly report on Form 10-QSB/A is being filed to include the following Exhibits which were omitted in error from the previously filed Form 10-QSB:

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

Jamaica Jim, Inc.

Date: May 13, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer