Form 10-Q
period 2008-06-30
Jamaica Jim,Inc.
filed 2008-08-11
CIK 1420178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:	333-148042

Jamaica Jim, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8538041
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1114 Fairfax Pike, Suite #26
Stephens City, Virginia 22655
(Address of principal executive offices)
(540) 664-2934
(Issuer's telephone number)
(Former name, former address and former fiscal year, if changed since last report)

[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2008: 6,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Content
JAMAICA JIM, INC.

Table of Content

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                         Jamaica Jim, Inc.
(A Development Stage Company)
Balances Sheets

ASSETS:	Unaudited	Audited
	6/30/2008	Fiscal Year Ending 9/30/2007
Current Assets:
Cash	$0	$0
Inventory	0	0
Totals Current Assets	$0	$0
Long Term Assets – Trademark	61,300	61,300
Total Assets	61,300	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (See Item2)	$5,855	$0
Total Current Liabilities	5,855	0
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	55,300	55,300
Retained Earning (Accumulated Deficit)	(5,855)	0
Total Stockholders’ Equity	55,445	61,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,300	$61,300

The accompanying notes are an integral part of these financial statements.

Table of Content

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Operations

	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	January 26, 2007 (inception) to June 30, 2007	Period January 26, 2007 (inception) to June 30, 2008

Revenue	0	0	0	0	0
Expenses
General and administrative expenses	5,855	0	5855	0	5855
Total Expenses
Net (Loss) (See Item 2)	5,855	0	5,855	0	5,855
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000	6,000,000	6,000,000
Net loss per share - basic and fully diluted	.00098	0	.00098	0

The accompanying notes are an integral part of these financial statements.

Table of Content

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital		Deficit	Totals
Balance - January 26, 2007	-	$-	$-		$-	$-
Shares issued to founder for services	0	0.00			-	0
Shares issued for services	358,500	358.00			-	358
Shares issued for cash	5,641,500	5,642	55,300		-	60,942
Net loss	-	-	-		0	0
Balance – September 30, 2007	6,000,000	$6,000	$55,300	$		$61,300
Balance – March 31, 2008	6,000,000	$6,000	$55,300		$-	$61,300
Net loss (See Item 2)	-				(5,855)	(5,855)
Balance – June 30, 2008	6,000,000	$6,000	$55,300		$(5,855)	$55,445

The accompanying notes are an integral part of these financial statements.

Table of Content

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Nine months ended June 30, 2008		January 26, 2007 (inception) to June 30, 2007		Audited Period January 26, 2007 (inception) to June 30, 2008
Cash Flows From Operating Activities:
Net (Loss)	$(5855)		$0		$(5855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0		0		0
Changes in assets and liabilities:
Increase in accounts payable (See Item2)	4,855		0		4,855
Increase in accounts payable related party	1,000				1,000
*Net Cash Used in Operating Activities	0		0		0
Cash Flow From Financing Activities:
Issuance of common stock	61,300		61,300		61,300
Net Cash Provided By Financing Activities	0		0		0
Increase (Decrease) in Cash	0		0		0
Cash and Cash Equivalents - Beginning of period	61,300		0		61,300
Cash and Cash Equivalents - End of period	$55,445		$61,300		$55,445
Supplemental Cash Flow Information:
Interest paid	$-		$-		$-
Taxes paid	$-		$-		$-
Non-Cash Activities
Stock Issued Services		$		$	$358

The accompanying notes are an integral part of these financial statements.

Table of Content

JAMAICA JIM INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

Table of Content

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

Table of Content

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

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  During the period from January 26, 2007 (inception) to June 30, 2008, the Company issued 6,000,000 shares of common stock to its directors and consultants for $0.0102 per share valued at approximately $61,300.00.

The shares of James L. Silvester, the Company largest shareholder, are included as part of the SB-2 offering but subject to Rule 144 provisions.

As of June 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200 per month, but is provided free of charge. During the period ended September 30, 2007 office rent valued $1,600.00 was provided to the Company. During the three month period ending June 30, 2008, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As at September 1, 2007, and continuing through the three month period ending June 30,  2008, the President of the Company provided management services to the Company free of  charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

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

Table of Content

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

    ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

During the three month period ending June 30, 2008 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

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

The Company has successfully pursued its goal of securing a FINRA Market Maker in order to secure listing on the Over-The-Counter Bulletin Board. Negotiations with BMA Securities of Rolling Hills Estates, California were terminated. The Company entered talks with of Pennaluna & Company of Coeur d’Alene, Idaho. Pennaluna & Company filed a form 211 application with the Financial Industry Regulatory Authority (FINRA) to secure a ticker symbol and listing on the OTC Bulletin Board. FINRA reviewed the application and issues relating to said application has been resolved.  The Company had no prior relationship with Pennaluna or its principals. The Company has been approved  by the Financial Industry Regulatory Authority (FINRA) to trade its stock.  The Company is trading under the symbol JJIM on the Over the Counter Bulletin Board and Pink Sheets.  As yet however, the stock has not been priced.

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

Corporate Office

The Company maintains commercial office space located at 1114 Fairfax Pike, Suite #26 , Stephens City, VA.  The Company will seek other office space at the end of its current lease.

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2008

The Company reports no revenues and expenses of $5,885 for the three months ended June 30, 2008; versus no revenues or expenses for the fiscal year ended September 30, 2007.  This represents total accumulated expenses since inception.

Table of Content

Liquidity and Capital Resources

During the 3-months ended June 30, 2008 the Company’s working capital has declined by $5,855 from the previous comparative period of fiscal year ending September 30, 2007 and first quarter ending December 31, 2007, nor the second quarter ending March 31, 2008.

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

These financial statements have been prepared on a going concern basis. The Company has working capital of $55,445. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.

Table of Content

    Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Ongoing Internal Control Evaluation

James L. Silvester, has served as Assistant Vice President of First Federal Savings and Loan, Vice President of Mortgage America, and President of BAS Mortgage. He was twice approved by the Virginia Bureau of Financials to hold a mortgage license. No stop orders of any kind have been issued against Mr. Silvester and he is a passed the Series 63 (Uniform Securities Agent State Law) exam. He holds an MBA degree in finance and taught corporate and business finance on the college level. He is a noted business author (books and articles) on entrepreneurial issues and currently operates a business and financial consulting firm in Virginia. e Jamaica Jim Audit Control Program

The Company operates on an accrual cash basis where revenues are recognized and recorded when physically received and expenses are recognized when physically paid.

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

All business and financial decisions and transactions will be conducted employing only proper ethnics. No assets will be overstated in value or liabilities understand in value. All acquisitions will be based on fair evaluation and appraisal. The following statement shall be incorporated into the bylaws of the Company, “Should investigations and appraisals be called for by stockholders representing twenty (20) percent or more of the voting shares of the Company on any matter, then no less than two non-affiliate licensed analysts and/ or appraisers will be selected by majority vote of above referenced shareholders to render independent value judgments and opinions on any business or financial transaction deemed suspect by said stockholders.”The board of directors has been expanded to seven (7) members, one of which is an outside director. The of board of directors has appointed an “audit and acquisitions” committee of the board with the responsibility of overseeing all financials audits conducted by the Company and also act as a reviewer of any acquisitions being considered. At least one “outside” board of director’s member shall sit on the audit and acquisition committee.
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

Explanation of Accounts Payable And Third Party Related Transactions

The increase in accounts payable breaks down as follows

$2,000 to Moore & Associates, Chartered Accountants, and Advisors
$2,855 to Issuers Direct for Edgarization Services
$1,000 to James L. Silvester, the Company’s President, for legal services paid on behalf of the company

Table of Content

ITEM 3.CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None, for the period ending June 30, 2008

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the three month period ending June 30, 2008.

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

Table of Content

ITEM 5.                      OTHER INFORMATION

The Company is amending its original SB-2 Offering Circular.  The Company is also declaring itself a “shell” company.

The Company has been approved  by the Financial Industry Regulatory Authority (FINRA) to trade its stock.  The Company is trading under the symbol JJIM on the Over the Counter Bulletin Board and Pink Sheets.  As yet however, the stock has not been priced.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Jamaica Jim, Inc.. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

None, for the three month period ending June 30, 2008.

                                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: August 7, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer

Table of Content