Form 10KSB
period 2008-09-30
Jamaica Jim,Inc.
filed 2009-01-13
CIK 1420178

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
                    (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                                                    For the transition period from __________________ to __________________

Commission file number 333-148042

Jamaica Jim, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	20-8538041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Lakeside Drive
Stephens City, Virginia 22655

(540) 664-2934
(Issuer's telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☒

Check whether the issuer (1) filed all reports required to be filed  by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☒   No  ☐

State issuer’s revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of September 30, 2008, there was no bid or ask price for the shares

The number of shares outstanding of each of the issuer's classes of common equity as of September  30, 2008: 6,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one):     Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

JAMAICA JIM, INC.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jamaica Jim Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Jamaica Jim Inc (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008 and 2007 and since inception on January 26, 2007 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamaica Jim Inc (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008 and 2007 and since inception on January 26, 2007 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has no ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
January 12, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

Jamaica Jim, Inc.
(A Development Stage Company)
Balances Sheets
Year End September 30

ASSETS:
	2008	2007
Current Assets:
Cash	$0	$0
Totals Current Assets	$0	$0
Long Term Assets – Trademark	61,300	61,300
Total Assets	61,300	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (See Item2)	$6,855	$0
Total Current Liabilities	6,855	0
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	55,300	55,300
Accumulated Deficit during development stage	(6,855)	0
Total Stockholders’ Equity	54,445	61,300
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,300	$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Operations
Year End September 30

	, 2008	2007	Period January 26, 2007 (inception) to Sept 30, 2008

Revenue	0	0	0
Expenses
General and administrative expenses	6,855	0	6855
Income Taxes	0	0	0
Total Expenses	6,855	6,855	6,855
Net Loss (See Item 2)	(6,855)	0	(6,855)
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000	6,000000
Net loss per share - basic and fully diluted	.00114	0	.00114

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit During Development Stage		Totals
Balance - January 26, 2007	-	$-	$-	$-		$-
Shares issued to founder for services on January 27, 2007	0	0	.00	-		0
Shares issued for services on January 28, 2007	358,500	358	.00	-		358
Shares issued for cash on January 27, 2007	5,641,500	5,642	55,300	-		60,942
Net loss	-	-	-	0		0
Balance – September 30, 2007	6,000,000	$6,000	$55,300		$	$61,300
Balance – March 31, 2008	6,000,000	$6,000	$55,300	$-		$61,300
Net loss (See Item 2)	-			(6,855)		(6,855)
Balance – September 30, 2008	6,000,000	$6,000	$55,300	$(6,855)		$54,445

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Cash Flows
Year End September 30

	2008		2007		Period January 26, 2007 (inception) to Sept 30, 2008
Operating Activities:
Net (Loss)		$(6855)		$0	$(6855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services		0		0	0
Changes in assets and liabilities:
Increase in accounts payable (See Item2)		5,855		0	5,855
Increase in accounts payable related party		1,000			1,000
*Net Cash Used in Operating Activities		0		0	0
Financing Activities:
Issuance of common stock		61,300		61,300	61,300
Net Cash Provided By Financing Activities		0		0	0
Increase (Decrease) in Cash		0		0	0
Cash and Cash Equivalents - Beginning of period		61,300		0	61,300
Cash and Cash Equivalents - End of period		$54,445		$61,300	$54,445
Supplemental Cash Flow Information:
Interest paid		$-		$-	$-
Taxes paid		$-		$-	$-
Non-Cash Activities
Stock Issued Services	$		$		$358

The accompanying notes are an integral part of these financial statements.

JAMAICA JIM INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

Revenue Recognition

We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collection is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title  passes to customers.  As a manufacturing company the Company generally recognizes revenue from product sales at the time the products are shipped provided no significant vendor obligations remain and the resulting receivable is deemed collectible by management.  Upon shipment, the Company provides for estimated product returns and the estimated cost that may be incurred for product warranties.  There are no revenues from rentals, leases, or services.
The Company recognizes revenue from product sales upon shipment to end users.  Reserves for sales returns and allowances are recorded at the time of shipment.  The Company’s sales to distributors are made with agreements allowing for returns or credits under certain circumstances and, effective the first day of 2008, the company defers recognition of revenue on sales to distributors until products are resold by the distributor to the end user.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

            In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

           In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  During the period from January 26, 2007 (inception) to September 30, 2008, the Company issued 6,000,000 shares of common stock to its directors and consultants for $0.0102 per share valued at approximately $61,300.00.

The shares of James L. Silvester, the Company largest shareholder, are subject to Rule 144 provisions.

As of September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200 per month, but is provided free of charge. During the period ended September 30, 2007 office rent valued $1,600.00 was provided to the Company. During the year ending September 30, 2008, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As at September 1, 2007, and continuing through the year ending September  30,  2008, the President of the Company provided management services to the Company free of  charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

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

    ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Annual Report, other than statements of historical fact, are forward looking statements.

Summary of Operations

During the year ending September 30, 2008 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

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

Corporate Office

The Company maintained commercial office space located at 1114 Fairfax Pike, Suite #26 , Stephens City, VA until the end of the lease term at which time move its corporate headquarters to 102 Lakeside Drive, Stephens City, Virginia  22655

Financial Summary

Results of Operations for the Year Ended September 30, 2008

The Company reports no revenues and expenses of $6,885 for the year ended September 30, 2008; versus no revenues or expenses for the fiscal year ended September 30, 2007.  This represents total accumulated expenses since inception.

Liquidity and Capital Resources

During the year ended September 30, 2008 the Company’s working capital has declined by $6,855 from the previous comparative period of fiscal year ending September 30, 2007

Management’s Plan of Operations

Management called for a General Shareholder’s Meeting. Notice was given and mailed January 31, 2008, and the Annual Shareholder’s Meeting was held on February 22, 2008.

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

These financial statements have been prepared on a going concern basis. The Company has working capital of $54,445. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.

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

Jamaica Jim Audit Control Program

The Company operates on an accrual basis where revenues are recognized and recorded when physically received and expenses are recognized when physically paid.

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

During fiscal 2008 the Company’s internal control system was utilized to analyze a potential purchase of the Company by a third party.  The audit committee tabled the offer.  In addition, the audit committee reviewed this 2008 annual financial statement and approved the content and filing with the SEC.

SEC Registration Statement

The Company filed a Form SB-2 registration statement with the United States Securities And Exchange Commission on December 13, 2007 on behalf of selling shareholders. This registration statement became effective on January 8, 2008 at 12 noon. There have been three amendments since the initial effective date.

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

Explanation of Accounts Payable And Third Party Related Transactions

The increase in accounts payable breaks down as follows

$3,000 to Moore & Associates, Chartered Accountants, and Advisors
$2,855 to Issuers Direct for Edgarization Services
$1,000 to James L. Silvester, the Company’s President, for legal services paid on behalf of the company

ITEM 3.CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of September 30, 2008, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None, for the year ended September 30, 2008

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the year ended September 30, 2008

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

Reports on Form 8-K

None, for the year ended September 30, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: January 13, 2009	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer