Form 10-Q
period 2008-12-31
Jamaica Jim,Inc.
filed 2009-02-10
CIK 1420178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

COMMISSION FILE NUMBER:	333-148042

Jamaica Jim, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-8538041

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

                                                                102 Lakeside Dr.
                                                             Stephens City VA, 22655
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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2008: 6,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

JAMAICA JIM, INC.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jamaica Jim, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheets of Jamaica Jim, Inc. as of December 31, 2008, and the related condensed statements of operations and cash flows for the three-month periods ended December 31, 2008, 2007 and from inception January 26, 2007 through December 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Jamaica Jim, Inc. as of September 30, 2008, and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2009, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
February 6, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Jamaica Jim, Inc.
(A Development Stage Company)
Balances Sheets
 For the Period January 26, 2007 (Inception) to September 30, 2008
And The Three Month Ended December 31, 2008 - Unaudited

ASSETS:	Unaudited	Audited
	Three Months Ending 12/31/2008	Fiscal Year Ending 9/30/2008
Current Assets:
Cash	$0	$0
Inventory	0	0
Totals Current Assets	$0	$0
Long Term Assets – Trademark	61,300	61,300
Total Assets	61,300	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (See Item2)	$6,855	$6,855
Total Current Liabilities	6,855	6,855
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital	55,300	55,300
Retained Earning (Accumulated Deficit)	(6,855)	(6,855)
Total Stockholders’ Equity	54,445	54,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,300	$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Operations
For the Period January 26, 2007 (Inception) to December 31, 2008
And The Three Month Period December 31, 2007 and December 31, 2008 - Unaudited

	Three months ended December 31, 2008	Three months ended December 31, 2007	Period January 26, 2007 (inception) to December31, 2008
Revenue	$0	$0	$0
Expenses
General and administrative expenses	6,855	0	6,855
Total Expenses
Net (Loss)	$6,855	$0	$6,855
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000	6,000,000
Net loss per share - basic and fully diluted	.00114	0	.00114

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.
(A Development Stage Company)
Statement of Cash Flows
                                For the Period January 26, 2007 (Inception) to December 31, 2008
And The Three Month Period December 31, 2007 and December 31, 2008 - Unaudited

	Three months ended December 31, 2008	Three months ended December 31, 2007	Audited Period January 26, 2007 (inception) to December 31, 2008
Cash Flows From Operating Activities:
Net (Loss)	$(6,855)	$0	$(6,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	0	0
Changes in assets and liabilities:
Increase in accounts payable	5,855	0	5,855
Net Cash Used in Operating Activities	1,000	0	1,000
Cash Flow From Financing Activities:
Issuance of common stock	61,300	61,300	61,300
Net Cash Provided By Financing Activities	0	0	0
Increase (Decrease) in Cash	0	0	0
Cash and Cash Equivalents - Beginning of period	54,445	61,300	61,300
Cash and Cash Equivalents - End of period	$54,445	$61,300	$54,445
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JAMAICA JIM INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  During the period from January 26, 2007 (inception) to December 31, 2008, the Company issued 6,000,000 shares of common stock to its directors and consultants for $0.0102 per share valued at approximately $61,300.00.

The shares of James L. Silvester, the Company largest shareholder, are subject to Rule 144 provisions.

As of December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200 per month, but is provided free of charge. During the period ended December 31, 2007 office rent valued $1,600.00 was provided to the Company. During the quarter ending December 31, 2008, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As of the quarter ending December 31, 2008, the President of the Company provided management services to the Company free of charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

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

Summary of Operations

During the quarter ending December 31, 2008 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

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

Employees/Consultants

Jamaica Jim, Inc. currently has one full time and three part time employees.  James L. Silvester manages the Company’s affairs without pay.  The three part time employees also receive no compensation.  Services are provided by StockTransfer.Com, of Burlington, Vermont, who serves as our Stock Transfer Agent. The Company retains, Thomas Cooke, of Las Vegas, Nevada as the our legal counsel in matters related to the United States Securities and Exchange Commission (SEC) and Moore & Associates, of Las Vegas, concerning SEC related accounting issues.

Corporate Office

The Company maintains commercial office space located at 102 Lakeside Drive, Stephens City, Virginia  22655

Financial Summary

Results of Operations for the Quarter ended December 31, 2008

The Company reports no revenues and expenses of $6,885 for the quarter ended December 31, 2008; versus no revenues or expenses for the fiscal quarter ended December 31, 2007.  This represents total accumulated expenses since inception.

Liquidity and Capital Resources

During the quarter ended December 31, 2008 the Company’s working capital has declined by $6,855 from the previous comparative period of fiscal year ending December 31, 2007

Management’s Plan of Operations

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

These financial statements have been prepared on a going concern basis. The Company has no working capital. Working capital is defined as current assets less current liabilities, therefore the Company has a working capital deficit of $6,855.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.

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

All business and financial decisions and transactions will be conducted employing only proper ethnics. No assets will be overstated in value or liabilities understand in value. All acquisitions will be based on fair evaluation and appraisal. The following statement shall be incorporated into the bylaws of the Company, “Should investigations and appraisals be called for by stockholders representing twenty (20) percent or more of the voting shares of the Company on any matter, then no less than two non-affiliate licensed analysts and/ or appraisers will be selected by majority vote of above referenced shareholders to render independent value judgments and opinions on any business or financial transaction deemed suspect by said stockholders.”The board of directors has been expanded to seven (7) members, one of which is an outside director. The of board of directors has appointed an “audit and acquisitions” committee of the board with the responsibility of overseeing all financial audits conducted by the Company and also act as a reviewer of any acquisitions being considered. At least one “outside” board of director’s member shall sit on the audit and acquisition committee.

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

ITEM 3.CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None, for the quarter ended December 31, 2008

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the quarter ended December 31, 2008

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended December 31, 2008

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Jamaica Jim, Inc.. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

None, for the quarter ended December 31, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: February 09, 2008	By:	/s/ James L. Silvester, President
James L. Silvester, President
Principal Executive Officer
Principal Accounting Officer & Treasurer