Form 10-Q
period 2009-03-31
JAMAICA JIM, INC.
filed 2009-05-20
CIK 1420178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Jamaica Jim, Inc.

 (Exact name of registrant as specified in its charter)

———————

Nevada	333-148042	20-8538041
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

 (Address of principal executive offices)
(540) 675-3149
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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 6,000,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

JAMAICA JIM, INC.
Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Jamaica Jim, Inc.

(A Development Stage Company)

Balances Sheets

 For the Period January 26, 2007 (Inception)

to September 30, 2008

And The Three Month Ended March 31, 2009 - Unaudited

ASSETS:	Unaudited	Audited
	Three Months Ending 3/31/2009	Fiscal Year Ending 9/30/2008
Current Assets:
Cash	$0	$0
Inventory	0	0
Totals Current Assets (1)	$0	$0
Long Term Assets – Trademark	0	61,300
Total Assets	0	61,300
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses (See Item2) (1)	$3,500	$6,855
Total Current Liabilities	3,500	6,855
Long Term Liabilities	0	0
Stockholders’ Equity:
Common Stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital (1)	55,300	55,300
Retained Earning (Accumulated Deficit)	(64,800)	(6,855)
Total Stockholders’ Equity	(3500)	54,445
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0	$61,300

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Operations

For the Period January 26, 2007 (Inception)

to March 31, 2009

And The Three Month Period December 31, 2007 and March 31, 2009 - Unaudited

	Three months ended March 31, 2009	Three months ended March 31, 2008	Six months ended March 31, 2009	Six months ended March 31, 2008	Period January 26, 2007 (inception) to March 31, 2009
Revenue	$0	$0	$0	0	0
Expenses
General, executive and administrative expenses (1)	64,800	0	64,800	0	64,800
Total Expenses
Net (Loss)	$(64,800)	$0	$(64,800)	0	(64,800)
Weighted average number of common shares outstanding - basic and fully diluted	6,000,000	6,000,000	6,000,000	6,000,000	6,000,000
Net loss per share - basic and fully diluted	.0108	0.0108		0.0108

The accompanying notes are an integral part of these financial statements.

Jamaica Jim, Inc.

(A Development Stage Company)

Statement of Cash Flows

For the Period January 26, 2007 (Inception)

to March 31, 2009

And The Three Month Period December 31, 2007 and March 31, 2009 - Unaudited

	Three months ended March 31, 2009	Three months ended March 31, 2008	Audited Period January 26, 2007 (inception) to March 31, 2009
Cash Flows From Operating Activities:
Net (Loss) (1)	$(3,500)	$0	$(6,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	0	0
Changes in assets and liabilities:
Increase in accounts payable	3,500	0	5,855
Net Cash Used in Operating Activities	0	0	1,000
Cash Flow From Financing Activities:
Issuance of common stock	61,300	61,300	61,300
Net Cash Provided By Financing Activities	0	0	0
Increase (Decrease) in Cash	(61,300)	0	0
Cash and Cash Equivalents - Beginning of period (1)	61,300	61,300	61,300
Cash and Cash Equivalents - End of period	$(3,500)	$61,300	$54,445
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JAMAICA JIM INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on January 26, 2007 and its fiscal year ends is September 30. Jamaica Jim, Inc. is organized under the laws of the State of Nevada to market various products, including suntan lotions, sun block lotions, T-Shirts, sunglasses and accessories, cigars, alcoholic beverages, etc., under the trademarked brand named Jamaica Jim. Jamaica Jim, Inc. will contract to produce, distribute, and sell suntan oil and sunscreen lotion as well as the above mentioned products.  On March 19, 2009, the Company’s principal officer and director James Silvester sold his entire stock holding in the Company to Belmont Partners of Washington, Virginia.  This sale represented 3,995,000 shares of Company Stock.

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

Revenue And Expense  Recognition

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

The Jamaica Jim Trademark held by the Company revert back to James L. Silvester for no consideration on March 19, 2009.  The $61,300 Trademark value reported in prior periods has been adjusted in the financial statements of the Company to reflect these transaction.  In addition, the current liabilities reflect in the prior period in the amount of $6,855 has been adjusted in the financial statements as this amount was paid, or to be paid, by Company’s president, James L. Silvester which are expensed and then refected as a Company liability held by Mr. Silvester. As part of the acquisition agreement with Mr. Silvester, Mr. Silvester has agreed to a blanket forgiveness of all Company debts due him.

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

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 10,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.  During the period from January 26, 2007 (inception) to March 31, 2009, the Company issued 6,000,000 shares of common stock to its directors and consultants for $0.0102 per share valued at approximately $61,300.00.

The shares of James L. Silvester, the Company largest shareholder, are subject to Rule 144 provisions.

As of March 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides management services to the Company at no charge.

b) The President of the Company provides office rent to the Company. The rent is valued at $200 per month, but is provided free of charge. During the period ended December 31, 2007 office rent valued $1,600.00 was provided to the Company. During the quarter ending March 31, 2009, the Company President continued to provide office space to the Company free of charge valued at $200.00 per month for a total value of $600.00.

c) As of the quarter ending March 31, 2009, the President of the Company provided management services to the Company free of charge and paid for the Company’s operational expenses without the anticipation of additional remuneration either in the form of cash, equity, or debt.

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.\

Note 6 Going Concern

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

Note 7 Sale Of Stock By James L. Silvester

On March 19, 2009, the Company’s principal officer and director James Silvester sold his entire stock holding in the Company to Belmont Partners of Washington, Virginia.  This sale represented 3,995,000 shares of Company Stock.

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

Summary of Operations

During the quarter ending March 31, 2009 Jamaica Jim, Inc. had no business operations and is still considered a development stage company.

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

Financial Summary

Results of Operations for the Quarter ended March 31, 2009

The Company reports no revenues and expenses of $3,500 for the quarter ended March 31, 2009; versus no revenues or expenses for the fiscal quarter ended March 31, 2008.  This represents total accumulated expenses since inception.

Liquidity and Capital Resources

During the quarter ended March 31, 2009 the Company’s working capital has declined by $3,500 from the previous comparative period of fiscal year ending March 31, 2008

Management’s Plan of Operations

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

These financial statements have been prepared on a going concern basis. The Company has no working capital. Working capital is defined as current assets less current liabilities, therefore the Company has a working capital deficit of $3,500.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.

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

Explanation of Accounts Payable And Third Party Related Transactions

The increase in accounts payable breaks down as follows

$3,500 to Moore & Associates, Chartered Accountants, and Advisors

It, should be noted that Mr. Silvester has forgiven all debts due him by the company amounting to $6,855

ITEM 3.CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of March 31, 2009, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None, for the quarter ended March 31, 2009

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, during the quarter ended March 31, 2009

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended March 31, 2009

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Jamaica Jim, Inc.. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

Reports on Form 8-K

For the period ended March 31, 2009 an 8-K report was filed with the United States Securities Exchange Commission on March 26, 2009 and filed with the SEC’s Edgar System.

Item 1.01

Entry into a Material Definitive Agreement.

On March 19, 2009 Jamaica Jim, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont Partners LLC acquired three million nine hundred ninety five thousand (3,995,000) restricted common stock shares of the Company.   Following the transaction, Belmont Partners, LLC controls 66.58% of the Company’s outstanding capital stock.

SECTION 5 – CORPORATE GOVERNANCE AND MANAGEMENT

Item 5.02

Departure of Principal Officers; Election of Directors; Appointment of Principal Officers.

On March 19, 2009, Joseph Meuse was appointed to the Board of Directors as Director, and as President and Secretary of the Company.

Set forth below is certain biographical information regarding the New Director and Officer:

Appointment of Joseph Meuse:  Director, President and Secretary of the Company.

Joseph Meuse, age 38, resides in Warrenton, VA.  Mr. Meuse has been involved with corporate restructuring since 1995.  He is the Managing Member of Belmont Partners, LLC and previously was a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board member of the following corporations: Grand Niagara Mining and Development Company, Retail Holdings, Inc., NuOasis Laughlin, Inc., Big Red Gold, Inc., PacWest Transfer, LLC, Global Filings, Network Capital, Inc. and Heroes, Inc.  Mr. Meuse attended the College of William and Mary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.

Date: March 31, 2009	By:	/s/ Joseph Meuse
President
Principal Executive Officer
Principal Accounting Officer & Treasurer