Form 10-Q
period 2009-06-30
JAMAICA JIM, INC.
filed 2009-08-14
CIK 1420178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2009.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                JAMAICA JIM, INC.
               (Exact Name of issuer as specified in its charter)

             Nevada                                   26-2342913
             ------                      ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

    8001 Irvine Center Drive                                           92807
    Irvine, California, 92618                                        (Zip Code)

                    Issuer's telephone number: (949) 309-3099

                      Former fiscal year-end: September 30
              Former address: 360 Main Street, Washington, VA 22747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  |_|                    Accelerated filer  |_|

Non-accelerated filer   |_|                     Smaller reporting company   |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2009, there were 12,881,333 shares of the Registrant's common stock issued and outstanding.

                                      INDEX

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements                                             3

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Operations                            4

            Consolidated Statements of Cash Flows                            5

            Notes to Financial Statements                                    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      18

Item 4T.    Controls and Procedures                                         18

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               19
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     19
Item 3.     Defaults Upon Senior Securities                                 19
Item 4.     Submission of Matters to a Vote of Security Holders             19
Item 5.     Other Information                                               19
Item 6.     Exhibits                                                        19

SIGNATURES                                                                  20


                                             PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                     JAMAICA JIM, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                 As of                     As of
                                                                                   June 30, 2009             March 31, 2009
                                                                                   -------------             --------------
CURRENT ASSETS-                                                                    (unaudited)

    Cash and cash equivalents                                                      $    18,043                $       314
    Other current assets                                                                 3,394                         --

                                                                                   -----------                -----------
                        TOTAL CURRENT ASSETS                                            21,437                        314

NONCURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $13,218 and $7,829           67,583                     79,882
Trademarks                                                                               3,900                      3,900

                                                                                   -----------                -----------
                        TOTAL ASSETS                                               $    92,920                $    84,096
                                                                                   ===========                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                               $   128,414                $   131,717
    Accrued lease termination                                                          256,900                    238,908
    Accrued salaries and wages                                                          32,721                     92,094
    Accrued related party interest payable                                              24,056                     19,560
    Other accrued expenses                                                                  --                      1,714
    Current portion of notes payable - related parties                                  48,480                     55,480
                                                                                   -----------                -----------

                        TOTAL CURRENT LIABILITIES                                      490,571                    539,473

NONCURRENT LIABILITIES-
    Notes payable - related parties, net of current portion                            287,333                    290,752
                                                                                   -----------                -----------

                        TOTAL LIABILITIES                                              777,904                    830,225

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                      --                         --
    Common stock, $0.001 par value; 50,000,000 shares authorized;
      12,506,732 and 9,484,999 shares issued and outstanding at
      June 30, 2009 and March 31, 2009                                                  12,506                      9,484
    Additional paid-in capital                                                       1,776,463                    923,985
    Deficit accumulated during the development stage                                (2,473,953)                (1,679,598)
                                                                                   -----------                -----------

                        TOTAL STOCKHOLDERS' DEFICIT                                   (684,984)                  (746,129)
                                                                                   -----------                -----------

                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' DEFICIT                                      $    92,920                $    84,096
                                                                                   ===========                ===========

                                      See accompanying notes to financial statements.


                                                     JAMAICA JIM, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------

                                                                 For the Three   For the Period From    For the Period From
                                                                 Months Ended       Inception to          Inception to
                                                                 June 30, 2009     June 30, 2008          June 30, 2009
                                                                 -------------   --------------------   -------------------

                                                                  (unaudited)         (unaudited)           (unaudited)

    Subscription revenue                                         $    15,849         $        --            $    46,196
                                                                 -----------         -----------            -----------

    General and administrative expenses, including stock
    based compensation of $556,500, $0 and $705,442,
    respectively.                                                    689,529                 803              1,549,947
    Sales and marketing, including stock based compensation
    of $0, $0 and $22,500, respectively.                              22,753               2,000                194,275
    Product design                                                    79,138              30,833                341,830
                                                                 -----------         -----------            -----------
      Operating expenditures                                         791,420              33,636              2,086,052
                                                                 -----------         -----------            -----------

                        OPERATING LOSS                              (775,571)            (33,636)            (2,039,856)

OTHER INCOME AND EXPENSES:
    Loss on disposal of property and equipment                        (7,195)                 --                (32,167)
    Interest expense                                                 (11,589)             (3,029)               (47,204)
    Interest income                                                       --                  --                    154
                                                                 -----------         -----------            -----------

                        NET LOSS                                 $  (794,355)        $   (36,665)           $(2,119,073)
                                                                 ===========         ===========            ===========


    Net loss per share common share basic and diluted            $     (0.08)        $     (0.01)
                                                                 ===========         ===========
    Weighted average number of common shares basic and diluted    10,292,538           7,300,000
                                                                 ===========         ===========


                                      See accompanying notes to financial statements.


                                                     JAMAICA JIM, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------

                                                                    For the Three    For the Period From   For the Period From
                                                                    Months Ended          Inception to         Inception to
                                                                    June 30, 2009        June 30, 2008         June 30, 2009
                                                                    -------------    -------------------   -------------------
                                                                     (unaudited)          (unaudited)           (unaudited)
Cash flows used by operating activities:
    Net loss                                                        $  (794,355)         $   (36,665)          $(2,119,073)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
              Depreciation                                                5,764                   --                15,961
              Loss on disposal of property and equipment                  7,195                   --                32,167
              Common shares issued for services                         556,500                   --               705,667
    Changes in operating assets and liabilities:
              Other current assets                                       (3,393)                  --                (3,393)
              Accounts payable                                           (3,303)                  --               128,414
              Accrued liabilities                                       (56,592)              10,833                56,776
              Accrued lease termination                                  17,992                   --               256,900
                                                                    -----------          -----------           -----------
                        Net cash used in operating activities          (270,192)             (25,832)             (926,581)
                                                                    -----------          -----------           -----------

Cash flow used by investing activities:
              Trademark expenditures                                         --                   --                (3,900)
              Purchases of fixed assets                                    (660)                  --              (115,711)
                                                                    -----------          -----------           -----------
                        Net cash used in investing activities              (660)                  --              (119,611)
                                                                    -----------          -----------           -----------

Cash flow provided by financing activities:
              Net proceeds from sale of common stock                    129,000               40,000               908,422
              Net proceeds in connection with reverse acquisition       170,000                   --               170,000
              Proceeds from related party notes payables                     --                   --                19,000
              Payments on related party notes payable                   (10,419)                  --               (33,187)
                                                                    -----------          -----------           -----------
                        Net cash provided by financing activities       288,581               40,000             1,064,235
                                                                    -----------          -----------           -----------

Increase in cash                                                         17,729               14,168                18,043
Cash at the beginning of the period                                         314                   --                    --
                                                                    -----------          -----------           -----------
Cash at the end of the period                                       $    18,043          $    14,168           $    18,043
                                                                    ===========          ===========           ===========

Supplemental disclosures of cash flows-
    Cash paid for interest                                          $    15,807          $        --           $    33,953
                                                                    ===========          ===========           ===========

Non-cash investing and financing activities:
    Note payable - related party incurred through
    technology transfer                                             $   350,000          $   350,000           $   350,000
                                                                    ===========          ===========           ===========


                                      See accompanying notes to financial statements.

                                JAMAICA JIM, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - ORGANIZATION, HISTORY AND SIGNIFICANT ACCOUNTING POLICIES AND
PROCEDURES

ORGANIZATION AND HISTORY
------------------------
On June 8, 2009, Jamaica Jim, Inc. ("JJIM"), a Nevada corporation, acquired myContactCard, Inc. ("myContactCard" or "MCC"), collectively known as (the "Company"),, via a merger into its subsidiary MCCard, Inc., pursuant to an agreement and plan of merger, dated as of April 20, 2009. myContactCard, a development-stage company, which was incorporated in the State of Nevada on April 2, 2008 ("Inception") and operates under the business name of myContactCard. MCC has developed a proprietary web-based subscription application for email digital signature contact cards which provides email users all the functionality commonly found in websites and adapts these features directly into the subscribers email to improve how they communicate and network via email. MCC's rich-media `microsites' include downloadable files, links, videos, music, photos, digital documents, search tools and other clickable applications without increasing email size.

Immediately prior to the closing of the acquisition, JJIM had 2,005,000 shares of common stock issued and outstanding. As part of the acquisition, the JJIM issued 9,792,999 shares of its common stock and contributed $170,000 to its operational subsidiary in exchange for all of the issued and outstanding shares of common stock of MCC. Following the acquisition, there were 11,797,999 shares of JJIM common stock outstanding, of which the pre-acquisition stockholders of JJIM owned approximately 17% and the pre-acquisition stockholders of the MCC owned approximately 83%.

At the time of acquisition, JJIM had no revenues, and no significant assets or liabilities. It was considered a blank-check company prior to the acquisition. The acquisition was accounted for as a reverse acquisition, whereby the MCC will be treated as the acquiring entity for accounting and reporting purposes. This change in reporting entity causes the results of operations and cash flows of MCC to be reported for the periods presented in its periodic filings. The assets and liabilities of JJIM will be recorded at fair value, and the operations and cash flows of JJIM will be included in the consolidated financial statements from the date of acquisition on June 8, 2009.

Management believes the unaudited pro forma financial data, assuming the acquisition was completed at the on the most recent balance sheet date, and assuming it closed on April 2, 2008, is not meaningful and has not been presented. The unaudited pro forma balance sheet data is not significant because of the lack of operating assets and liabilities of JJIM. The pro forma results of operations, including JJIM, would have caused pro forma net losses to increase, but not materially due to the limited operations of JJIM.

FISCAL YEAR
-----------
JJIM's Board of Directors has selected March 31 as its fiscal year end.

BASIS OF PRESENTATION
---------------------
The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended March 31, 2009 filed on Form 8-K with the Securities and Exchange Commission on June 10, 2009. The results of operations for the three-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

As of June 30, 2009, the Company is considered a development-stage entity as it has not generated sufficient revenues from its intended operations of providing email digital signature contact cards.

ESTIMATES
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

CONCENTRATIONS OF CREDIT RISK
-----------------------------

Cash

The Company maintains its cash accounts in a commercial bank and/or in an institutional money-market fund account. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company could potentially have cash deposits in excess of federally and institutional insured limits.

Accounts Receivable and Sales

The Company provides credit in limited circumstances to customers throughout the United States. In these instances, the Company performs limited credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. Accounts receivable, if any, are reported net of an allowance for doubtful accounts, which is managements best estimate of the for potential credit losses. The Company's allowance for doubtful accounts is based on historical experience, but management also takes into consideration customer concentrations, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, the Company has not recorded an allowance

For the three months ended June 30, 2009, one customer accounted for 83.4% of revenues. Management believes that the loss of this customer would have a material impact on the Company's financial position, results of operations and cash flows.

CASH EQUIVALENTS
----------------
For the purpose of the accompanying financial statements, all highly-liquid investments with a maturity of three (3) months or less are considered to be cash equivalents.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

            Office equipment                               five years
            Computer software                              three years
            Furniture and fixtures                         five years

The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the statement of operations.

TRADEMARKS
----------
Trademarks are recorded at cost. The Company capitalizes directly related legal fees, including filing fees, and evaluates the capitalized costs annually to determine if any amounts should be written down.

WEBSITE DEVELOPMENT COSTS
-------------------------
Under Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. To date the Company has not capitalized any amounts related to the development of their website due to the inability to accurately track the expenditures related to the website.

The Company also applies Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" to costs incurred internally in creating its software products. Under SFAS No. 86, costs are charged to research and development expense until technological feasibility has been established for the related product. Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model. Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value. To date, all costs in connection with the Company's products have been expensed due to the inability to accurately track the expenditure related to a particular product or service.

IMPAIRMENT OF LONG-LIVED AND PURCHASED INTANGIBLE ASSETS
--------------------------------------------------------
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

REVENUE RECOGNITION
-------------------
The Company generates revenue through subscriptions and recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. To date there these provisions have been insignificant. Deferred revenue consists of subscription revenues billed to subscribers that have not been recognized. As of June 30, 2009, the Company did not have any deferred revenues.

ADVERTISING COSTS
-----------------
The Company expenses all costs of advertising as incurred. The Company expensed $1,425, $0 and $53,743 of advertising costs during the three months ended June 30, 2009, the period from Inception to June 30, 2008, and for the period from Inception to June 30, 2009, respectively.

STOCK-BASED COMPENSATION
------------------------
The Company follows SFAS No. 123(R), "Share Based Payment," which establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires an entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the service period.

INCOME TAXES
------------
The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the three months ended June 30, 2009 incurred an operating loss before income taxes of $794,355 and used cash from operations of $270,192. As of June 30, 2009, the Company had a working capital deficit of $469,134. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the sale of subscriptions of its digital signatures. During the three months ended June 30, 2009, the Company funded operations through proceeds raised from the sale of common stock. There can be no assurance that the revenue from sales of subscriptions will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is substantial doubt as to whether the Company will continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and March 31, 2009 consisted of the following:

                                       June 30, 2009    March 31, 2009
                                       -------------    --------------
Office equipment                       $      70,704    $       78,060
Furniture and fixtures                        10,098             9,651
Accumulated depreciation                     (13,219)           (7,829)
                                       -------------    --------------
Total                                  $      67,583    $       79,882
                                       =============    ==============

During the three months ended June 30, 2009, the period from Inception to June 30, 2008, and the period from Inception to June 30, 2009, the Company recorded depreciation expense of $5,764, $0 and $15,961 respectively.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

On August 28, 2008, the Company entered into a note agreement (the "Note") with the Founder of the Company in exchange for the use of the Founder's digital signature software, see Note 1 for additional information. The Note has two interest components. $152,000 of the principal balance was attributed to interest rates connected to credit card debt incurred by the Founder and bears interest rates ranging from 10% to 32%, averaging 24% per annum. The remaining $198,000 of the principal balance bears interest at 8%, per annum. Terms of the note are for a minimum of 2% of the principal balance of the credit card portion be paid each month. As of June 30, 2009, the Company had not made the required principal payments and was technically in default of the note agreements. However, the Chief Executive Officer has represented that the notes will not be called within the next year. The remaining principal balance is due in August of 2010. Principal and interest amounts paid on the credit card portion for the three months ended June 30, 2009 were $3,418 and $7,063, respectively. The remaining principal balance and accrued interest as of June 30, 2009 were $323,813 and $24,056, respectively.

During the three months ended June 30, 2009, the Company paid $7,000 to the wife the Chief Executive Officer and majority shareholder loaned the Company against a note payable in the original amount of $19,000. The note is non-interest bearing and payable on demand. The balance due on the note as of June 30, 2009 was $12,000.

Maturities on long-term debt are as follows:

          Period Ending                       Amount
          March 31,
          ---------------------------------------------
          2010                              $   48,480
          2011                                 287,333
                                            -----------
          Total                             $  335,813
                                            ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE / LITIGATION
In September 2008, the Company entered into a lease agreement for office space to serve as its corporate office in Henderson, Nevada. The lease term was for a period of 36 months commencing on October 1, 2008, at a rental rate of approximately $12,000 per month. The lease agreement required a security deposit of $12,017. On approximately February 15, 2009, due to cash flow constraints and a refocusing of the business, the Company vacated the premises leaving the furniture and other capital asset items behind.

In accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" as of date of vacating, the Company recorded an estimated liability related to the lease termination, including back rent payable, of $238,908 as of March 31, 2009. All amounts were recorded to general and administrative expense. As of June 30, 2009, the Company has accreted the termination liability to $256,900.

On June 30, 2009, Corley LLC filed a lawsuit against myContactCard, Inc. alleging a breach of contract in connection with its prior lease of commercial space at 1700 W. Horizon Ridge Parkway, Unit 200, Henderson, NV 89012. The lawsuit was filed in the District Court of Clark County, Nevada and is Case No. A-09-593972-C. Plaintiff asks for unspecified damages, fees and costs. The Company has been in negotiations to settle the matter, however if unsuccessful, will defend the lawsuit.

NOTE 6 - STOCKHOLDERS' DEFICIT

AUTHORIZED SHARES

JJIM is authorized to issue 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

FOUNDER SHARES

On August 28, 2008, the Company issued 7,300,000 shares of common stock to the founders and officers of the Company. The common stock was recorded at its par value with the corresponding offset recorded to retained earnings.

On January 30, 2009, in connection with the settlement and resignation of Craig Swanson, a founder, member of management and a member of the board of directors, 2,420,000 shares of common stock were returned to the Company. The Company reversed the par value of the common shares, the amount at which they were originally recorded, and cancelled the common shares.

PRIVATE PLACEMENTS

During the three months ended June 30, 2009, the Company issued 58,000 shares of common stock under a private placement memorandum at a price of $0.50 per share for total gross proceeds of $29,000.

During the three months ended June 30, 2009, the Company issued 133,333 shares of common stock under a subscription agreement at a price of $0.75 per share for total gross proceeds of $100,000. The fair value increase was due to the Company becoming public.

COMMON STOCK ISSUED FOR SERVICES

In April 2009, the Company issued 250,000 shares of common stock for services rendered by one of its board of directors. The services related to general corporate duties as being a member of the board. The Company valued the shares on the date of issuance and expensed to general and administrative expense as there were no future performance conditions. The shares were valued at $125,000 based on the value of the fair value of the Company's common stock which was deemed to be $0.50 based on the private placement of the Company's common stock around the time the shares were issued.

In June 2009, the Company issued 575,400 shares of common stock for services performed in connection with the acquisition of MCC. Include in these shares was 25,400 shares issued to a member of the board of directors. The Company valued the shares on the date of issuance as there were no future performance conditions. Since the transaction was accounted for as a reverse acquisition and Jamaica Jim did not have any significant assets or liabilities to allocate the value to, the value was expensed to general and administrative expense. The shares were valued at $431,550 based on the value of the fair value of the Company's common stock which was deemed to be $0.75 based on the private placement of the Company's common stock around the time the shares were issued.

NOTE 7 - STOCK OPTIONS

In September 2008, the Company's Board of Directors adopted the 2008 Incentive and Non-statutory Stock Option Plan ("Plan") for issuance of stock options to employees and others. Under the Plan, the Company reserved one million shares for issuance. As part of the merger, the Plan has not been adopted by JJIM and therefore as of June 30, 2009, no options were issued under the Plan and no options will be issued. JJIM, however, may adopt a stock option plan in the future.

NOTE 8 - RELATED-PARTY TRANSACTIONS

See Note 4 for discussion regarding notes payable to the Chief Executive Officer and his spouse.

See Note 6 for discussion regarding common stock issued to a member of the board of directors.

In connection with a private placement of the Company's common stock in fiscal 2009, the Company incurred finder's fees of $19,200 and issued 76,800 shares of common stock to a director of the Company. As of June 30, 2009, $14,870 is still payable and recorded in accounts payable on the accompanying balance sheet.

As of June 30, 2009, included in payroll liabilities is $18,535 in salary due to the Chief Executive Officer in which has been deferred.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company issued 46,667 shares of common stock under a private placement memorandum at a price of $0.75 per share for total gross proceeds of $35,000.

                           FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "optimistic," "plan," "aim," "will," "likely," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

         o Increased competitive pressures from existing competitors and new entrants;
         o        Deterioration in general or regional economic conditions;
         o Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
         o If acquisitions are made, the costs and successful integration of acquisitions;
         o Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
         o        Loss of customers or sales weakness;
         o Inability to achieve future sales levels or other operating results;
         o Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
         o Outcomes and costs associated with litigation and potential compliance matters;
         o Inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
         o Dilution to Shareholders from convertible debt or equity financings;
         o Loss of key management or other unanticipated personnel changes; and
         o        The unavailability of funds for capital expenditures.


                                EXPLANATORY NOTE

         Prior to June 8, 2009, we were known as Jamaica Jim, Inc., a Nevada corporation ("JJIM" or the "Company"), a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 ("Exchange Act"). On June 8, 2009, JJIM closed the acquisition of myContactCard, Inc., a Nevada corporation ("MCC") which merged into JJIM's subsidiary MCCard, Inc., a Nevada corporation,("MCCard") pursuant to an agreement and plan of merger, dated as of April 20, 2009 (the "Merger Agreement") and disclosed by JJIM on Form 8-K as filed with the Securities and Exchange Commission ("SEC") on April 23, 2009, by and among JJIM, MCC and MCCard providing for the merger of MCCard and MCC, with MCCard being the surviving corporation as our wholly-owned subsidiary (the "Merger"). As soon as practicable, JJIM will change our name to myContactCard, Inc. The Company has begun operating MCC's business of selling customized email signatures as of the date of the Merger.

         Effective upon the closing of the Merger, JJIM had 2,005,000 shares of common stock issued and outstanding. As part of the Merger, the Company issued 9,792,999 shares of our common stock to the former stockholders of MCC in exchange for all of the issued and outstanding shares of common stock of MCC. Following the Merger, there were 11,797,999 shares of Company common stock outstanding, of which the pre-Merger stockholders of JJIM owned approximately

17% and the pre-Merger stockholders of MCC owned approximately 83%. As a result, MCC has been treated as the acquiring company for accounting purposes. The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or "U.S. GAAP." Reported results of operations of the combined group issued after completion of the transaction will reflect MCC's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements.

Our Business
------------

         EMAIL SIGNATURES

The Company provides a web-based subscription email signature service applicable to over 1.2 billion email users and compliments the over 5 billion websites in use today. Email as a communication tool, second only to telephone volume, has not evolved with any significant technology or form that improves how it functions. Our products revolutionize how people communicate using their everyday email by moving plain emails with little impact to fully enhanced, rich-media 'microsites'. Our products fuse all of the functionality commonly found in websites and adapts these features directly into the subscribers email to improve how they communicate and network via email.

         Our innovative technology eliminates the need for any specialized technology staff or web expertise. Our product line up consists of five primary categories each designed to appeal to a broad market audience:

         o        CauseMail(TM) for Non-Profits
         o        BuzzMail(TM) for Music, Artists and Sports
         o        Premium Business & Personal Packages
         o        Enterprise Multi-User Programs
         o        Microsite Card Programs for Premium & Enterprise

         By adding MCC's signature cards, our subscribers email is automatically adapted to include downloadable files, links, videos, music, photos, digital documents, search tools and other clickable applications and are delivered easily, securely, and without increasing email size.

         Our products do not change a user's current email system, just how they use it. Subscribers select their signature from templates provided on the MCC website, personalize these and instantly download the file to their computer. The Company maintains servers to host the signature card and any digital asset associated with it. Social networks, websites, email marketing and search advertising are among the hottest growth sectors in the market today. Our products are positioned in the midst of these explosive markets. The online marketing world is measured in the number of clicks, impressions and conversions and nothing exemplifies this better than the viral power that our products embody.

         MCC provides a dual approach for use by Organizations and Advertisers as a preferred business strategy. Both recognize value in the viral capabilities and specific exposure to profiled companies, organizations and their contact recipients. For example, just 100 subscribers, sending the 'corporate' average volume of 60 emails a day, annually produces over 1.5 million graphic impressions. 1000 CauseMail(TM) users have the potential to touch recipients with 15 million opportunities to participate.

         Our inherent 'click view thru' value and competitive fixed cost pricing will challenge any paid search advertising competitor. Everyday email is the lowest to no cost vehicle where significant impact, branding, messaging and website optimization provided by MCC products and at an attractive cost to meet most anyone's budget. We employ market sensitive pricing models. Each provides a large degree of flexibility and is configured either as a recurring subscription fee, click conversion, advertiser/sponsor revenues, or subscription revenue sharing options. Profile pricing is based on the 'functionality' of the product, obtaining higher revenues for more features.

         Product development began in early 2007 and continued through the end of 2008 with various beta models deployed to sample audiences.

         CRM SOFTWARE

         Mosaic CRM.com is a feature rich enterprise grade CRM program available as a hosted, web-based system. Mosaic CRM is also accessible by popular hand held mobile devices such as BlackBerry and IPhone. Mosaic CRM provides a comprehensive sales management and customer support system applicable to multi-user organizations and has been deployed with Fortune 100 corporations. Available as a private label solution, MCC will further enhance the program for its Reseller and Affinity partners with individual user and small group versions MCC will also rely on this program as a basis of future business networking-social media platforms.

Overview
--------

Our business model is to earn revenue primarily from subscriptions generated from monthly subscriptions for email signature services. As a promotional tool, we have given away access to certain email signatures for free. As of June 30, 2009, we have generated 5,000 free users and have not yet begun selling our products to paying subscribers. Our revenues are not sufficient to cover our operating costs and expenses. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we've recently entered into with marketing partners and the completion of additional debt or equity financing.

Historically, we have relied upon private equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. As of June 30, 2009 we have raised an aggregate of $1,103,923. We plan to use the proceeds of the most recent offerings and future offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes. In addition to the above financings, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2009, although we have no assurance that such financings will be completed.

During the fourth quarter of 2008, we launched a strategic marketing partnership with AIT, Inc. a subsidiary of Advanced Internet Technologies, Inc. for the resale of our email signature card products. AIT is one of America's leading web hosting companies servicing over 210,000 enterprise businesses. They provide their customers with related internet services such as email platforms, shopping carts and ecommerce tools, and now look to MCC products to add to their product portfolio offerings to their hosted clients. It is our expectation that the growth from this strategic marketing partnership may assist us in becoming less reliant upon sourcing cash from debt and equity financings; however, we have no assurance that such growth shall continue.

Going Concern
-------------

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of June 30, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the period ending June 30, 2009, as filed with this report, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital. Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

                                                  For the Period  For the Period
                                For the Three          from          from
                                Months Ended       Inception to    Inception to
INCOME STATEMENT DATA           June 30, 2009     June 30, 2008    June 30, 2009
---------------------           -------------     -------------    -------------

Revenue                         $    15,849       $        --       $    46,196

Operating Expenses              $   791,420       $    33,636       $ 2,086,052

Operating (Loss)                $  (775,571)      $   (33,636)      $(2,039,856)



                                                   As of              As of
BALANCE SHEET DATA                             June 30, 2009     March 31, 2009
------------------                             -------------     --------------

Total Assets                                    $  92,920           $  84,096

Total Liabilities                               $ 777,904           $ 830,225

Stockholder's Deficit                           $(684,984)          $(746,129)


REVENUES                              For the quarter
                                       ended June 30       Increase/(Decrease)
                                   -------------------     -------------------
                                     2009         2008         $         %
                                     ----         ----         -         -
Revenues                           $15,849       $   -      $15,849     100%


During the quarter ended June 30, 2009, the Company generated very little revenue from its CRM subscriptions and no revenues from its email digital signature application. The Company anticipates increasing its revenue during the next fiscal year from enhancing and improving its marketing efforts. During the fourth quarter of 2008, the Company launched a strategic marketing partnership with AIT for the resale of our products. It is the Company's expectation that the growth from this strategic marketing partnership may assist them in becoming less reliant upon sourcing cash from debt and equity financings, however, there is no assurance that such growth shall continue.

TOTAL OPERATING EXPENSES            For the quarter
                                      ended June 30      Increase/(Decrease)
                                  ---------------------- -------------------
                                     2009         2008       $         %
                                     ----         ----       -         -
Total Operating Expenses          $ 791,420     $ 33,636  $757,784   2,253%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation of $556,500), lease termination expense, accounting fees, legal expense, information systems expense, product design costs of $79,138 and product marketing and sales expense of $22,753.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered accounting firm contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

The Company's principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and the issuance of equity securities. In addition to funding operations, the Company's principal short-term and long-term liquidity needs have been, and are expected to be continued development costs, salaries and wages, sales and marketing costs, the debt service requirements of its notes payable, and general corporate expenses. As of June 30, 2009, the Company had cash and cash equivalents of $18,043, accounts payable of $128,414, accrued liabilities of $313,677 and notes payable outstanding of $335,813.

The Company believes that cash expected to be generated from the issuance of equity securities will be sufficient to fund its operations and other financing requirements through December 31, 2009. The Company is currently in the process of raising additional funds through selling additional shares of its common stock. In order to continue its operations the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. The Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. There can be no assurance that the revenue from the sale of our products will be sufficient for the Company to achieve profitability in its operations.

For the three-month period ended June 30, 2009, the Company funded operations primarily through sales of its common stock to investors in the amount of $129,000 and cash received in connection with the reverse acquisition of $170,000.

OPERATING ACTIVITIES

Operating cash flows used during the three months ended June 30, 2009, amounted to $270,192. The primary use of operating cash was to pay salaries and wages, professional fees and development costs. This was the result of a net loss of $794,355 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense) totaling $569,459 and net changes in current assets and liabilities of $(45,296).

INVESTING ACTIVITIES

Investing cash flows used during the three months ended June 30, 2009, amounted to $660 used primarily for minor fixed asset acquisitions.

FINANCING ACTIVITIES

Financing cash flows during the three months ended June 30, 2009, amounted to $288,581 and consisted of sales of its common stock to investors of $129,000 and cash received in connection with the reverse acquisition of $170,000, offset by payments on related party notes of $10,419.

Critical Accounting Policies and Estimates
------------------------------------------
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Organization and Significant Accounting Policies" in the notes to our audited financial statements appearing in our annual report on Form 10-K and the audit of MCC included in form 8-K filed on June 10, 2009 with the Securities and Exchange Commission. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES. Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and principal accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On June 30, 2009, Corley LLC filed a lawsuit against myContactCard, Inc. alleging a breach of contract in connection with its prior lease of commercial space at 1700 W. Horizon Ridge Parkway, Unit 200, Henderson, NV 89012. The lawsuit was filed in the District Court of Clark County, Nevada and is Case No. A-09-593972-C. Plaintiff asks for unspecified damages, fees and costs. The Company has been in negotiations to settle the matter, however if unsuccessful, will defend the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, the Company issued 58,000 shares of common stock under a private placement memorandum at a price of $0.50 per share for total gross proceeds of $29,000.

During the three months ended June 30, 2009, the Company issued 133,333 shares of common stock under a private placement memorandum at a price of $0.75 per share for total gross proceeds of $100,000.


In April 2009, the Company issued 250,000 shares of common stock for services rendered by one of its board of directors. The services related to general corporate duties as being a member of the board. The Company valued the shares on the date of issuance and expensed to general and administrative expense as there were no future performance conditions. The shares were valued at $125,000 based on the value of the fair value of the Company's common stock which was deemed to be $0.50 based on the private placement of the Company's common stock around the time the shares were issued.

In June 2009, the Company issued 575,400 shares of common stock for services performed in connection with the acquisition of MCC. Include in these shares was 25,400 shares issued to a member of the board of directors. The Company valued the shares on the date of issuance as there were no future performance conditions. Since the transaction was accounted for as a reverse acquisition and Jamaica Jim did not have any significant assets or liabilities to allocate the value to, the value was expensed to general and administrative expense. The shares were valued at $431,550 based on the value of the fair value of the Company's common stock which was deemed to be $0.75 based on the private placement of the Company's common stock around the time the shares were issued

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the Action by Written Consent of the Stockholders in lieu of a Special Meeting, dated as of June 11, 2009, our stockholders holding at least a majority of the issued and outstanding shares of our Common Stock, voting together on an as-converted basis, approved an amendment to our Certificate of Incorporation to change our name from "Jamaica Jim, Inc." to "myContactCard, Inc." The Company has filed a Preliminary Information Statement on Schedule 14C, and once effective with the SEC, will file a Definitive Information Statement on
Schedule 14C with the SEC, and after twenty days, file the amendment to our Certificate of Incorporation with the State of Nevada to effectuate the name change.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:


Exhibit
Number                           Description of Document
------------ -------------------------------------------------------------------
31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jamaica Jim, Inc.


Signature                      Title                             Date
---------                      -----                             ----


/s/ Bill Noonan
---------------------------
Bill Noonan                    Chief Executive Officer           August 14, 2009


/s/ Richard Lambright
---------------------------
Richard Lambright              Principal Accounting Officer      August 14, 2009