Form 10-Q
period 2009-09-30
JAMAICA JIM, INC.
filed 2009-11-23
CIK 1420178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

JAMAICA JIM, INC.
(Exact name of issuer as specified in its charter)

Nevada	26-2342913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8001 Irvine Center Drive Irvine, California, 92618	92807
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (949) 309-3099

Former fiscal year-end: September 30
Former address: 360 Main Street, Washington, VA 22747

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of September 30, 2009, there were 12,506,732 shares of the Registrant's common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAMAICA JIM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

Balance Sheet	As of	As of
	September 30, 2009	March 31, 2009

ASSETS

CURRENT ASSETS-
Cash and cash equivalents	$1,992	$314

TOTAL CURRENT ASSETS	1,992	314

NONCURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $19,433 and $7,829	64,567	79,882
Trademarks	4,247	3,900
Due from Shareholder	1,893	-

TOTAL ASSETS	$72,699	$84,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$237,585	$131,717
Accrued salaries and wages	90,677	92,094
Accrued lease termination	65,000	238,908
Accrued related party interest payable	28,005	19,560
Demand advances	85,000	-
Other accrued expenses	5,786	1,714
Current portion of notes payable - related parties	70,012	55,480

TOTAL CURRENT LIABILITIES	582,065	539,473

NONCURRENT LIABILITIES-
Notes payable - related parties, net of current portion	270,960	290,752

TOTAL LIABILITIES	853,025	830,225

STOCKHOLDERS' DEFICIT:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,506,732 and 9,484,999 shares issued and outstanding at September 30, 2009 and March 31, 2009	12,506	9,484
Additional paid-in capital	1,776,463	923,985
Deficit accumulated during the development stage	(2,569,295)	(1,679,598)

TOTAL STOCKHOLDERS' DEFICIT	(780,326)	(746,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,699	$84,096

See accompanying notes to financial statements.

JAMAICA JIM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three	For the six	From Inception	From Inception
	months ended	months ended	months ended	through	through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Subscription revenue	$14,948	$-	$30,797	$-	$61,144

Operating expenses
General and administrative expenses	153,531	288,933	843,060	289,735	1,703,478
Sales and marketing	41,729	17,125	64,482	19,125	236,004
Product design	103,302	35,761	182,440	66,595	445,132
Total operating expenses	298,562	341,819	1,089,982	375,455	2,384,614

OPERATING LOSS	(283,614)	(341,819)	(1,059,185)	(375,455)	(2,323,470)

OTHER INCOME AND EXPENSES:
Loss on impairment of property and equipment	-	-	(7,195)	-	(32,167)
Gain on settlement of lease liability	199,585		199,585	-	199,585
Interest expense	(11,313)	(14,790)	(22,902)	(17,819)	(58,517)
Interest income	-	109	-	109	154

NET LOSS	$(95,342)	$(356,500)	$(889,697)	$(393,165)	$(2,214,415)

Net loss per common share basic and dilutive	$(0.01)	$(0.05)	$(0.08)	$(0.05)
Weighted average number of common shares - basic and dilutive	12,506,732	7,804,964	11,405,685	7,567,413

See accompanying notes to financial statements.

JAMAICA JIM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended	From Inception Through
	September 30, 2009	September 30, 2008	September 30, 2009
Cash flows used by operating activities:
Net loss	$(889,697)	$(393,165)	$(2,214,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,979	1,000	22,176
Loss on disposal of fixed assets	7,195	-	32,167
Stock issued for services	556,500	149,166	705,667
Gain on settlement of lease liability	(199,585)	-	(199,585)
Changes is operating assets and liabilities:
Other current assets	(1,893)	-	(1,893)
Accounts payable	105,868	765	249,084
Accrued lease termination	25,677	-	264,585
Accrued liabilities	96,099	10,000	197,968
Net cash used in operating activities	(287,857)	(232,234)	(944,246)

Cash flow used by investing activities:
Trademark expenditures	(346)	-	(4,246)
Purchases of fixed assets	(3,859)	(14,825)	(118,910)
Net cash used in investing activities	(4,205)	(14,825)	(123,156)

Cash flow provided by financing activities:
Net proceeds from sale of common stock	129,000	420,500	908,422
Net proceeds in connection with reverse acquisition	170,000	-	170,000
Proceeds from related party notes payable	-	-	19,000
Payments on related party notes payable	(5,260)	(11,500)	(28,028)
Net cash provided by financing activities	293,740	409,000	1,069,394

Increase in cash	1,678	161,941	1,992
Cash at the beginning of the period	314	-	-
Cash at the end of the period	$1,992	$161,941	$1,992

Supplemental disclosures of cash flows-
Cash paid for interest	$7,146	$3,113	$25,292

Non-cash investing and financing activities:
Note payable - related party incurred through technology transfer	$350,000	$350,000	$350,000

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended March 31, 2009 filed on Form 8-K with the Securities and Exchange Commission on June 10, 2009. The results of operations for the six-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

As of September 30, 2009, the Company is considered a development-stage entity as it has not generated sufficient revenues from its intended operations of providing email digital signature contact cards.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

CONCENTRATIONS OF CREDIT RISK

Accounts Receivable and Sales

The Company provides credit in limited circumstances to customers throughout the United States. In these instances, the Company performs limited credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. Accounts receivable, if any, are reported net of an allowance for doubtful accounts, which is managements best estimate of the for potential credit losses. The Company's allowance for doubtful accounts is based on historical experience, but management also takes into consideration customer concentrations, creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Historically, the Company has not recorded an allowance

For the three and six months ended September 30, 2009, one customer accounted for 83.4% and 72.9% of Revenues, respectively. Management believes that the loss of this customer would have a material impact on the Company's financial position, results of operations and cash flows.

REVENUE RECOGNITION

The Company generates revenue through subscriptions and recognizes revenue in which the four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. To date there these provisions have been insignificant. Deferred revenue consists of subscription revenues billed to subscribers that have not been recognized. As of September 30, 2009, the Company did not have any deferred revenues.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. The Company expensed $5,440 and $0 of advertising costs during the three months ended September 30, 2009 and 2008.  The Company expensed $6,865, $0 and $59,183 of advertising costs during the six months ended September 30, 2009 and period from Inception to September 30, 2008 and for the period from Inception to September 30, 2009, respectively.

STOCK-BASED COMPENSATION

The Company follows SFAS No. 123(R), "Share Based Payment," which was codified into ASC 718, establishes standards for the accounting of all transactions in which an entity exchanges its equity instruments for goods or services, including transactions with non-employees and employees. SFAS No. 123(R) requires an entity to measure the cost of non-employee and employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award, and to recognize it as compensation expense over the period service is provided in exchange for the award, usually the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which was codified into ASC 718. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the service period.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855 Subsequent Events (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted FASB ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, November 23, 2009, and has disclosed the events identified within this filing.

In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). FASB ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted FASB ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the six months ended September 30, 2009 incurred an operating loss before income taxes of $1,059,185 and used cash from operations of $287,857. As of September 30, 2009, the Company had a working capital deficit of $580,074. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the sale of subscriptions of its digital signatures. During the six months ended September 30, 2009, the Company funded operations through proceeds raised from the sale of common stock. There can be no assurance that the revenue from sales of subscriptions will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is substantial doubt as to whether the Company will continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
	(unaudited)
Office equipment	$73,902	$78,060
Furniture and fixtures	10,098	9,651
Accumulated depreciation	(19,433)	(7,829)
Total	$64,567	$79,882

During the three months ended September 30, 2009 and 2008, the Company recorded depreciation expense of $6,215, $1,000, respectively.  During the six months ended September 30, 2009, the period from inception to September 30, 2008 and the period from Inception to September 30, 2009, the Company recorded depreciation expense of $11,979, $1,000 and $22,176 respectively.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

On August 28, 2008, the Company entered into a note agreement (the "Note") with the Founder of the Company in exchange for the use of the Founder's digital signature software, see Note 1 for additional information. The Note has two interest components. $152,000 of the principal balance was attributed to interest rates connected to credit card debt incurred by the Founder and bears interest rates ranging from 10% to 32%, averaging 24% per annum. The remaining $198,000 of the principal balance bears interest at 8%, per annum. Terms of the note are for a minimum of 2% of the principal balance of the credit card portion be paid each month. As of September 30, 2009, the Company had not made the required principal payments and was technically in default of the note agreements. However, the Chief Executive Officer has represented that the notes will not be called within the next year. The remaining principal balance is due in August of 2010. Principal and interest amounts paid on the credit card portion for the six months ended September 30, 2009 and the period from inception to September 30, 2008 were $14,686 and $16,732, respectively. The remaining principal balance and accrued interest as of September 30, 2009 were $326,972 and $28,005, respectively.

During the six months ended September 30, 2009, the Company paid $5,000 to the wife the Chief Executive Officer and majority shareholder loaned the Company against a note payable in the original amount of $19,000. The note is non-interest bearing and payable on demand. The balance due on the note as of September 30, 2009 was $14,000.

Maturities on notes payable - related parties are as follows:

Year Ending March 31,	Amount
2010	$70,012
2011	270,960
Total	$340,972

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

In accordance with the FASB standards governing such, the Company recorded an estimated liability related to the lease termination, including back rent payable, of $238,908 as of March 31, 2009. All amounts were recorded to general and administrative expense.

On June 30, 2009, Corley LLC filed a lawsuit against myContactCard, Inc. alleging a breach of contract in connection with its prior lease of commercial space at 1700 W. Horizon Ridge Parkway, Unit 200, Henderson, NV 89012. The lawsuit was filed in the District Court of Clark County, Nevada and is Case No. A-09-593972-C. Plaintiff asks for unspecified damages, fees and costs.

On August 26, 2009, the Company entered into a settlement Corley LLC for a total of $75,000 together with monthly payments of $10,000 beginning September 2009 and a balloon payment of $25,000 payable by February 15, 2010. As of September 30, 2009, the settlement liability was $65,000. In connection with the settlement the Company reversed the estimated lease term liability to the extent of the settlement resulting in a credit to other income and expense of $199,585 during the three months ended September 30, 2009.

No additional payments have been made toward this obligation subsequent to September 30, 2009. Under the terms of the agreement due to this default, Corley LLC, can obtain a judgment against the Company for the remaining settlement amount and the potential reimbursement of fees to pursue the judgment.

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

PRIVATE PLACEMENTS

During the six months ended September 30, 2009, the Company issued 58,000 shares of common stock under a private placement memorandum at a price of $0.50 per share for total gross proceeds of $29,000.

During the six months ended September 30, 2009, the Company issued 133,333 shares of common stock under a subscription agreement at a price of $0.75 per share for total gross proceeds of $100,000. The fair value increase was due to the Company becoming public.

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

In June 2009, the Company issued 575,400 shares of common stock for services performed in connection with the acquisition of MCC. Include in these shares was 25,400 shares issued to a member of the board of directors. The Company valued the shares on the date of issuance as there were no future performance conditions. Since the transaction was accounted for as a reverse acquisition and Jamaica Jim did not have any significant assets or liabilities to allocate the value to, the value was expensed to general and administrative expense. The shares were valued at $431,500 based on the value of the fair value of the Company's common stock which was deemed to be $0.75 based on the private placement of the Company's common stock around the time the shares were issued.

DEMAND ADVANCES

During the six months ended September 30, 2009, the Company received $85,000 in proceeds in which either the executed agreements were not received or the required common shares have not been issued. The Company has recorded these items as a liability and will due such until the required agreements are received and/or the common shares have been issued.

NOTE 7 - STOCK OPTIONS

In September 2008, the Company's Board of Directors adopted the 2008 Incentive and Non-statutory Stock Option Plan ("Plan") for issuance of stock options to employees and others. Under the Plan, the Company reserved one million shares for issuance. As part of the merger, the Plan has not been adopted by JJIM and therefore as of September 30, 2009, no options were issued under the Plan and no options will be issued. JJIM, however, may adopt a stock option plan in the future.

NOTE 8 - RELATED-PARTY TRANSACTIONS

See Note 4 for discussion regarding notes payable to the Chief Executive Officer and his spouse.

See Note 6 for discussion regarding common stock issued to a member of the board of directors.

In connection with a private placement of the Company's common stock in fiscal 2009, the Company incurred finder's fees of $19,200 and issued 76,800 shares of common stock to a director of the Company. As of September 30, 2009, $10,870 is still payable and recorded in accounts payable on the accompanying balance sheet.

As of September 30, 2009, included in payroll liabilities is $41,036 in salary due to the Chief Executive Officer in which has been deferred.

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

Our Business

         EMAIL SIGNATURES

Headquartered in Irvine, California, myContactCard (MCC) provides the next generation of fully automated email signature applications for individuals, small business and enterprise organizations serving the domestic and international sectors.

Background

For the past 30 years, email has always been a rather plain and single featured communication venue with no integration to other modern web and internet communication platforms. With MCC’s unique microsite technology, our fusion of email and the web brings a fresh, innovative approach to personal and corporate email relationship marketing. Each is customizable to the unique user and integrates all the modern digital internet and web technologies to your every day email.

No Software or Technical Skills Needed

Our applications do not change the users email provider, only how they use it. MCC is an Application Service Provider (ASP), and our users acquire, customize and manage their email signatures online via our website negating the need for installed software, servers, technical support staff or additional email providers.

For individual and small business applications, MCC provides over 1,300 professionally designed email signature templates that are easily customized by users with no web or programming skills needed.

Integrating Communication Venues

With the advent of social media, blogs, websites and other graphic communication venues, plain email has become less effective, requiring users to adopt other communication platforms like Twitter and MySpace. MCC technology incorporates these additional platforms into normal email. It adds the high impact graphics viewers have come to expect of web sites; single click vCard downloads, web links and automated mapping tools that conveniently eliminates user input. All the virtual media venues for music, video and social networks are integrated into every email, allowing the recipients one-click access to the selected digital assets of the sender.

Some of MCC’s world firsts include:

Microsite Technology: It’s the only email signature and integrated multi-page micro-website solutions for your email and web presence needs that adds all the functionality of the web to every day email

Multi-User Applications: The only on line multi-user enterprise application where organizations of any size or distribution can manage any number of email signature marketing programs

One Step Install: First to develop automated signature installation widgets for all the major email platforms and browsers

Broad Application and User Appeal

No other signature provider has the depth and breadth of MCC.  Our comprehensive programs automatically pug into the one billion email users with Microsoft Outlook, Live Mail, AOL, Yahoo, and Gmail and are compatible with the world’s biggest internet browsers: Internet Explorer, Firefox and Safari.

MCC’s shares a lot of its DNA with the hugely prosperous search advertising, mass email marketing and social networking providers. Our signatures include the graphic features and functionality found in social networks like Facebook and MySpace allowing our users to brand themselves with their favorite online culture.

Social commentary email templates appeal to users that reflecting their political, social activist and other community interests.

Multi-channel businesses see significant branding and click through gains using their MCC equipped email with graphics and marketing tools previously available only through bulk/mass email programs, corporate websites and costly Google-like search advertising.

Report Analytics & Support

Like search advertising, website optimization and mass email providers, MCC offers email analytics that provide our users with a new ability to view real-time email volumetric and click thru performance monitors at the individual, group, region or national level. MCC maintains design, marketing resources to assist enterprise users, resellers and affiliate marketers with their email signature needs. Technical and programming resources are engaged with customer support and the continued development of new applications.

Product Categories

Like the internet, email is a big place with billions of personal variations sent every day. To meet the needs of each user, our product applications cover a wide footprint of design, content and functionality.

CauseMail With nearly a hundred organizations to choose from, MCC lets users download a free email signature and brand themselves with their favorite charity organization and promote that cause to everyone they touch.

BuzzMail features email signatures of top music artists letting their fans share their favorite artist’s music, merchandise and promotions.

FreeMail is MCC’s way of let’s everyone use email signatures with hundreds of designs for every taste with themes that include the environment, pets, astrology, scenic vistas and more. Sports and Social Commentary signatures appeal to college sports fans and both sides of hot political issues.

Premium Pro subscription signature formats offer a low cost yet highly effective solution for branding, marketing and networking needs of individuals and small businesses.

Enterprise Pro is the world’s only multi-channel online email signature program that takes hypertargeting, design customization, and dynamic updating to the limit for network sales organizations, dealers and franchisors and consumers.

Our inherent 'click view thru' value and competitive pricing will challenge any paid search advertising competitor. Everyday email is the lowest to no cost vehicle where significant impact, branding, messaging and website optimization provided by MCC products and at an attractive cost to meet most anyone's budget. We employ market sensitive pricing models. Each provides a large degree of flexibility and is configured either as a recurring subscription fee, click conversion, advertiser/sponsor revenues, or subscription revenue sharing options. Profile pricing is based on the 'functionality' of the product, obtaining higher revenues for more features.

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

Overview

Our business model is to earn revenue primarily from subscriptions generated from monthly subscriptions for email signature services. As a promotional tool, we have given away access to certain email signatures for free. As of September 30, 2009, we have generated 10,000 free users and have not yet begun selling our products to paying subscribers. Our revenues are not sufficient to cover our operating costs and expenses. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we've recently entered into with marketing partners and the completion of additional debt or equity financing.

Historically, we have relied upon private equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. As of September 30, 2009 we have raised an aggregate of $1,103,923. We plan to use the proceeds of the most recent offerings and future offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes. In addition to the above financings, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2009, although we have no assurance that such financings will be completed.

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

During the quarter ended September 30, 2009, the Company generated revenue from its CRM subscriptions and no revenues from its email digital signature application. The Company anticipates increasing its revenue during the next fiscal year from enhanced product capabilities appealing to a larger email user base and improving its online and strategic partnership marketing efforts. During the fourth quarter of 2009, to expand its user base, the Company continued its database and web programming development for large scale enterprise applications and completed the development and launch of its automated signature installation tools for Gmail, AOL, Yahoo, LiveMail, Outlook and internet browser applications for Internet Explorer, Apple Safari and Mozilla Firefox platforms. It is the Company's expectation that these platforms will expand the user base with increased potential for advertising and subscription revenues and may assist them in becoming less reliant upon sourcing cash from debt and equity financings; however, there is no assurance that such growth shall continue.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of September 30, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the period ending September 30, 2009, as filed with this report, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital. Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	For the three	For the three
	months ended	months ended
INCOME STATEMENT DATA	September 30, 2009	September 30, 2008

Revenue	$14,948	$--

Operating Expenses	$298,562	$341,819

Operating (Loss)	$(95,342)	$(356,500)

REVENUES	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%

Revenue	$14,948	$-	$14,948	100%

During the quarter ended September 30, 2009, the Company generated very little revenue from its CRM subscriptions and no revenues from its email digital signature application. The Company anticipates increasing its revenue during the next fiscal year from enhancing and improving its marketing efforts. During the fourth quarter of 2008, the Company launched a strategic marketing partnership with AIT for the resale of our products. It is the Company's expectation that the growth from this strategic marketing partnership may assist them in becoming less reliant upon sourcing cash from debt and equity financings, however, there is no assurance that such growth shall continue.

TOTAL OPERATING EXPENSES	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%

Total Operating Expenses	$298,562	$341,819	$(43,257)	(13%)

Total operating expenses for the three months ended September 30, 2009 include management and administrative personnel costs accounting fees, legal expense, information systems expense, product design costs of $103,302 and product marketing and sales expense of $41,729.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	For the six	From Inception
	months ended	through
INCOME STATEMENT DATA	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$30,797	$--	$61,144

Operating Expenses	$1,089,982	$375,455	$2,384,614

Net (Loss)	$889,697	$393,165	$(2,214,415)

	As of	As of
BALANCE SHEET DATA	September 30, 2009	March 31, 2009

Total Assets	$72,699	$84,096

Total Liabilities	$853,025	$830,225

Stockholder's Deficit	$(780,326)	$(746,129)

REVENUES	For the six months ended September 30	From Inception through September 30	Increase/(Decrease)
	2009	2008	$	%

Revenue	$30,797	$-	$30,797	100%

During the six months ended September 30, 2009, the Company generated very little revenue from its CRM subscriptions and no revenues from its email digital signature application. The Company anticipates increasing its revenue during the next fiscal year from enhancing and improving its marketing efforts. During the fourth quarter of 2008, the Company launched a strategic marketing partnership with AIT for the resale of our products. It is the Company's expectation that the growth from this strategic marketing partnership may assist them in becoming less reliant upon sourcing cash from debt and equity financings, however, there is no assurance that such growth shall continue.

TOTAL OPERATING EXPENSES	For the six months ended September 30	From Inception through September 30	Increase/(Decrease)
	2009	2008	$	%

Total Operating Expenses	$1,089,982	$375,455	$714,527	190%

Total operating expenses for the six months ended September 30, 2009 include management and administrative personnel costs accounting fees, legal expense, information systems expense, product design costs of $182,440 and product marketing and sales expense of $64,482.

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

The Company's principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and the issuance of equity securities. In addition to funding operations, the Company's principal short-term and long-term liquidity needs have been, and are expected to be continued development costs, salaries and wages, sales and marketing costs, the debt service requirements of its notes payable, and general corporate expenses. As of September 30, 2009, the Company had cash and cash equivalents of $1,992, accounts payable of $237,585, accrued liabilities of $274,468 and notes payable outstanding of $340,972.

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

For the three-month period ended September 30, 2009, the Company funded operations primarily through sales of its common stock to investors in the amount of $129,000, cash received for stock to be issued of $85,000 and cash received in connection with the reverse acquisition of $170,000.

OPERATING ACTIVITIES

Operating cash flows used during the six months ended September 30, 2009, amounted to $287,857. The primary use of operating cash was to pay salaries and wages, professional fees and development costs. This was the result of a net loss of $889,697 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense) totaling $376,089 and net changes in current assets and liabilities of $225,751.

INVESTING ACTIVITIES

Investing cash flows used during the six months ended September 30, 2009, amounted to $4,205 used primarily for minor fixed asset acquisitions.

FINANCING ACTIVITIES

Financing cash flows during the six months ended September 30, 2009, amounted to $293,740 and consisted of sales of its common stock to investors of $129,000 and cash received in connection with the reverse acquisition of $170,000, offset by payments on related party notes of $5,260.

Critical Accounting Policies and Estimates

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2009, Corley LLC filed a lawsuit against myContactCard, Inc. alleging a breach of contract in connection with its prior lease of commercial space at 1700 W. Horizon Ridge Parkway, Unit 200, Henderson, NV 89012. The lawsuit was filed in the District Court of Clark County, Nevada and is Case No. A-09-593972-C. Plaintiff asks for unspecified damages, fees and costs. The Company has been in negotiations to settle the matter, however if unsuccessful, will defend the lawsuit. On August 26, 2009 the Company entered into a settlement Corley LLC for a total of $75,000 together with a payment schedule payable by February 15, 2010

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2009, the Company issued 58,000 shares of common stock under a private placement memorandum at a price of $0.50 per share for total gross proceeds of $29,000.

During the six months ended September 30, 2009, the Company issued 133,333 shares of common stock under a private placement memorandum at a price of $0.75 per share for total gross proceeds of $100,000.

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

Jamaica Jim, Inc.

Signature	Title	Date

/s/ Bill Noonan	Chief Executive Officer	November 23, 2009
Bill Noonan

/s/ Richard Lambright	Principal Accounting Officer	November 23, 2009
Richard Lambright